Form 10QSB
period 2003-09-30
FREDERICK COUNTY BANCORP INC
filed 2003-11-05
CIK 1258831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

       /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        COMMISSION FILE NUMBER: 000-50407

                         FREDERICK COUNTY BANCORP, INC.
               (Exact name of issuer as specified in its charter)

          MARYLAND                                               20-0049496
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             30 WEST PATRICK STREET,
                            FREDERICK, MARYLAND 21701
               (Address of principal executive offices)(Zip Code)

                                  301.620.1400
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 day. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. There were 727,576 shares of Common Stock outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (check one)  Yes  / /   No  /X/

                         FREDERICK COUNTY BANCORP, INC.
                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets, September 30, 2003 (Unaudited) and December 31, 2002

         Consolidated Statements of Operations (Unaudited), Three Months and Nine Months Ended September 30, 2003 and 2002

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited), Nine Months Ended September 30, 2003 and 2002

         Consolidated Statements of Cash Flows (Unaudited), Nine Months Ended September 30, 2003 and 2002

         Notes to Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Controls and Procedures

PART II     OTHER INFORMATION

Item 1    Legal Proceedings

Item 2    Changes in Securities and Use of Proceeds

Item 3    Default upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          Signatures

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
--------------------------------------------------------------------------------
                                                         2003          2002
--------------------------------------------------------------------------------
(dollars in thousands)                               (Unaudited)
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Cash and due from banks                              $   4,842      $   4,834
Federal funds sold                                       9,467         13,557
Interest-bearing deposits in other banks                   982          1,557
--------------------------------------------------------------------------------
       Cash and cash equivalents                        15,291         19,948
--------------------------------------------------------------------------------
Investment securities available for
 sale-at fair value                                     16,301         21,774
--------------------------------------------------------------------------------
Restricted stock                                           625            429
--------------------------------------------------------------------------------
Loans                                                   89,016         58,269
Less: Allowance for loan losses                           (880)          (613)
--------------------------------------------------------------------------------
       Net loans                                        88,136         57,656
--------------------------------------------------------------------------------
Bank premises and equipment                                985          1,098
--------------------------------------------------------------------------------
Other assets                                               525            566
--------------------------------------------------------------------------------
       Total assets                                  $ 121,863      $ 101,471
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing deposits                       $  15,951      $  11,556
  Interest-bearing deposits                             93,254         76,853
--------------------------------------------------------------------------------
       Total deposits                                  109,205         88,409
Short-term borrowings                                       --            200
Accrued interest and other liabilities                     211            497
--------------------------------------------------------------------------------
       Total liabilities                               109,416         89,106
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, per share par value $.01;
   2,000,000 shares authorized; 727,576 issued and
   outstanding                                               7              7
Additional paid-in capital                              14,617         14,617
Retained earnings (deficit)                             (2,158)        (2,359)
Accumulated other comprehensive income (loss)              (19)           100
--------------------------------------------------------------------------------
       Total shareholders' equity                       12,447         12,365
--------------------------------------------------------------------------------
       Total liabilities and shareholders' equity    $ 121,863      $ 101,471
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months             Nine Months
                                                          Ended September 30,      Ended September 30,
------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)             2003        2002         2003        2002
------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                            $   1,268   $     682    $   3,428   $   1,457
  Interest and dividends on investment securities:
    Interest                                                   87         168          386         292
    Dividends                                                   8           4           23          11
  Interest on federal funds sold                               18          74           65         213
  Other interest income                                        15          19           34          37
------------------------------------------------------------------------------------------------------
    Total interest income                                   1,396         947        3,936       2,010
------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                        366         339        1,115         714
  Interest on other short-term borrowings                      --           4           --           5
------------------------------------------------------------------------------------------------------
    Total interest expense                                    366         343        1,115         719
------------------------------------------------------------------------------------------------------
Net interest income                                         1,030         604        2,821       1,291
Provision for loan losses                                     105         150          315         414
------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           925         454        2,506         877
------------------------------------------------------------------------------------------------------
Noninterest income:
  Securities gains                                             --          --           34          --
  Service fees                                                 30          15           75          31
  Other operating income                                       20          14           56          31
------------------------------------------------------------------------------------------------------
    Total noninterest income                                   50          29          165          62
------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                              508         469        1,521       1,379
  Occupancy and equipment expenses                            164         133          461         376
  Other operating expenses                                    171         132          488         376
------------------------------------------------------------------------------------------------------
    Total noninterest expenses                                843         734        2,470       2,131
------------------------------------------------------------------------------------------------------
Net income (loss)                                       $     132   $    (251)   $     201   $  (1.192)
======================================================================================================
Basic earnings (loss) per share                         $    0.18   $   (0.36)   $    0.28   $   (2.17)
======================================================================================================
Diluted earnings (loss) per share                       $    0.18   $   (0.36)   $    0.27   $   (2.17)
======================================================================================================
Basic weighted average number of shares outstanding       727,576     691,247      727,576     549,085
======================================================================================================
Diluted weighted average number of shares outstanding     738,819     691,247      737,743     549,085
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                        Accumulated
                                                             Additional    Retained           Other          Total
                                         Shares      Common     Paid-in    Earnings   Comprehensive  Shareholders'
(dollars in thousands)              Outstanding       Stock     Capital   (Deficit)          Income         Equity
------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002                476,826    $      5    $  9,439   $   (872)        $     --       $  8,572
Comprehensive income (loss):
  Net loss                                                                  (1,192)                         (1,192)
  Other comprehensive income (loss)                                                              72             72
                                                                                                          --------
Comprehensive income (loss)                                                                                 (1,120)
Issuance of common stock                250,000           2       5,163                                      5,165
------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002             726,826    $      7    $ 14,602   $ (2,064)        $     72       $ 12,617
==================================================================================================================
Balance, January 1, 2003                727,576    $      7    $ 14,617   $ (2,359)        $    100       $ 12,365
Comprehensive income (loss):
   Net income                                                                  201                             201
   Other comprehensive income (loss)                                                           (119)          (119)
                                                                                                          --------
Comprehensive income                                                                                            82
------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003             727,576    $      7    $ 14,617   $ (2,158)        $    (19)      $ 12,447
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                  2003        2002
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                $    201    $ (1,192)
      Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
          Depreciation and amortization                                                  137         126
          Provision for loan losses                                                      315         414
          Securities gains                                                               (34)         --
          Net (discount accretion) premium amortization on investment
             Securities                                                                  243          43
          Decrease (increase) in other assets                                             52        (334)
          Increase (decrease) in accrued interest and other liabilities                 (223)         20
----------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                         691        (923)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of investment securities available for sale                             (10,261)    (20,933)
   Proceeds from sale of investment securities available for sale                      2,382          --
   Proceeds from maturities of investment securities available for sale               12,949         835
   Purchases of restricted stock                                                        (196)       (146)
   Net increase in loans                                                             (30,794)    (37,963)
   Purchases of bank premises and equipment                                              (24)        (63)
----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                    (25,944)    (58,270)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in NOW, money market accounts, savings accounts and
      noninterest-bearing deposits                                                    11,176      24,905
   Net increase in time deposits                                                       9,620      28,432
   Net increase (decrease) in short-term borrowings                                     (200)        800
   Proceeds from issuance of common stock                                                 --       5,165
----------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                 20,596      59,302
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (4,657)        109
Cash and cash equivalents - beginning of period                                       19,948      17,012
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                           $ 15,291    $ 17,121
================================================================================================================
Supplemental cash flow disclosures:
   Interest paid                                                                    $  1,119    $    676
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         FREDERICK COUNTY BANCORP, INC.

                    Notes to Financial Statements (Unaudited)

NOTE 1.  GENERAL:

On September 30, 2003, the Agreement and Plan of Share Exchange (the "Exchange") between Frederick County Bancorp, Inc. (the "Company") and Frederick County Bank (the "Bank"), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of the Company. As a result of the Exchange, the Bank has become a wholly owned subsidiary of the Company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented as if the exchange of shares occurred on January 1, 2002. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements for the nine-month period ended September 30, 2003 and the year ended December 31, 2002 reflect only the operations of the Bank, since the Company had not been formed at that time. These statements should be read in conjunction with the financial statements and accompanying footnotes included in the Bank's 2002 Annual Report to Shareholders. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.

On August 30, 2000, the Bank was incorporated and in 2001, became engaged in the developmental activities needed to obtain a commercial bank charter in the State of Maryland. The Bank received regulatory approval to commence banking operations on October 18, 2001 and, accordingly, became operational during the year ended December 31, 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.

NOTE 2. EARNINGS PER SHARE:

Earnings (loss) per share ("EPS") are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. The basic and diluted loss per share for 2002 are the same because the inclusion of any common stock equivalents would have been antidilutive.

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)             2003        2002         2003        2002
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                       $     132   $    (251)   $     201   $  (1,192)
-----------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                         $    0.18   $   (0.36)   $    0.28   $   (2.17)
-----------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                       $    0.18   $   (0.36)   $    0.27   $   (2.17)
-----------------------------------------------------------------------------------------------------------
Basic weighted average number of shares outstanding       727,576     691,247      727,576     549,085
Effect of dilutive securities - stock options              11,243          --       10,167          --
-----------------------------------------------------------------------------------------------------------
Diluted weighted average number of shares outstanding     738,819     691,247      737,743     549,085
===========================================================================================================

NOTE 3.  EMPLOYEE STOCK OPTION PLAN:

On April 10, 2002, the shareholders of the Bank approved the stock-based compensation plan, which was assumed by the Company in connection with the Exchange. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):


                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
--------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)            2003      2002        2003       2002
--------------------------------------------------------------------------------------------------
Net income (loss):
  As reported                                             $  132   $  (251)    $   201   $ (1,192)
-------------------------------------------------------------------------------------------------
  Deduct total stock-based compensation
    expense determined under fair value based
    method for all awards, net of related tax effects        (11)      (11)        (32)       (32)
-------------------------------------------------------------------------------------------------
  Pro forma net income (loss)                             $  121   $  (262)    $   169   $ (1,224)
=================================================================================================
Basic earnings (loss) per share:
  As reported                                               0.18   $ (0.36)       0.28   $  (2.17)
=================================================================================================
  Pro forma                                                 0.17   $ (0.38)       0.23   $  (2.23)
=================================================================================================
Diluted earnings (loss) per share:
  As reported                                               0.18   $ (0.36)       0.27   $  (2.17)
=================================================================================================
  Pro forma                                                 0.16   $ (0.38)       0.23   $  (2.23)
=================================================================================================


The stock options granted during 2001 to purchase 67,130 shares have a vesting schedule of 30% on October 18, 2001, 30% on October 18, 2002, and the remaining 40% on October 18, 2003.

There were no options granted in 2003 or 2002. The fair value of the options granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     --------------------------------------------------------------------------
     Dividend yield                                                       2.5%
     --------------------------------------------------------------------------
     Expected Volatility                                                 10.00%
     --------------------------------------------------------------------------
     Risk free interest rate                                              4.57%
     --------------------------------------------------------------------------
     Expected life, in years                                                10
     --------------------------------------------------------------------------
     Weighted-average fair value of options granted during the year     $ 3.50
     --------------------------------------------------------------------------

NOTE 4. INVESTMENT PORTFOLIO:

The following tables set forth certain information regarding the Company's investment portfolio at September 30, 2003 and December 31, 2002:

AVAILABLE-FOR-SALE PORTFOLIO


September 30, 2003
--------------------------------------------------------------------------------------------------------------
                                                                    Gross         Gross   Estimated
                                                   Amortized   Unrealized    Unrealized        Fair   Average
(dollars in thousands)                                  Cost         Gain          Loss       Value     Yield
--------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
 agencies and corporations:
     Due after one year through five years           $ 1,000         $ --           $17     $   983      2.21%
Mortgage-backed debt securities                       15,331           53            66      15,318      3.41%
--------------------------------------------------------------------------------------------------------------
                                                     $16,331         $ 53           $83     $16,301      3.33%
==============================================================================================================

December 31, 2002
--------------------------------------------------------------------------------------------------------------
                                                                    Gross         Gross   Estimated
                                                   Amortized   Unrealized    Unrealized        Fair   Average
(dollars in thousands)                                  Cost         Gain          Loss       Value     Yield
--------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
 agencies and corporations:
     Due after one year through five years           $ 3,497         $ 29           $--     $ 3,526      3.92%
Mortgage-backed debt securities                       18,114          143             9      18,248      4.06%
--------------------------------------------------------------------------------------------------------------
                                                     $21,611         $172           $ 9     $21,774      4.03%
==============================================================================================================

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans consist of the following:

                                                              September 30       % of       December 31      % of
(dollars in thousands)                                           2003            Loans          2002         Loans
-------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Construction and land development                            $  9,912          11%        $  6,132          10%
-----------------------------------------------------------------------------------------------------------------
   Mortgage loans:
   Secured by 1 to 4 family residential properties                14,920          17%           8,721          15%
   Secured by multi-family (5 or more) residential properties        726           1%             194          --%
   Secured by commercial properties                               41,875          47%          27,146          47%
   Secured by farm land                                            1,157           1%           1,108           2%
-----------------------------------------------------------------------------------------------------------------
     Total mortgage loans                                         58,678          66%          37,169          64%
-----------------------------------------------------------------------------------------------------------------
Loans to farmers                                                     779           1%             790           1%
Commercial and industrial loans                                   17,687          20%          12,715          22%
Loans to individuals for household, family and
 other personal expenditures                                       1,960           2%           1,463           3%
-----------------------------------------------------------------------------------------------------------------
                                                                  89,016         100%          58,269         100%
                                                                                 ===                          ===
  Less allowance for credit losses                                  (880)                        (613)
  ----------------------------------------------------------------------                     ---------
                                                                $ 88,136                     $ 57,656
  ======================================================================                     =========

Transactions in the allowance for loan losses are summarized as follows:

-----------------------------------------------------------
                                          Nine months ended
                                             September 30,
-----------------------------------------------------------
(dollars in thousands)                        2003     2002
-----------------------------------------------------------
Balance at beginning of period               $ 613    $  94
Provision charged to operating expenses        315      414
Recoveries of loans previously charged-off       2       --
-----------------------------------------------------------
                                               930      508
Loans charged-off (consumer)                   (50)      --
-----------------------------------------------------------
Balance at end of period                     $ 880    $ 508
===========================================================

NOTE 6.  NONINTEREST EXPENSES:

Noninterest expenses consist of the following:

-------------------------------------------------------------------------------------
                                              Three months ended    Nine months ended
                                                 September 30,        September 30,
-------------------------------------------------------------------------------------
(dollars in thousands)                         2003       2002       2003       2002
-------------------------------------------------------------------------------------
Salaries                                    $   472    $   448    $ 1,387    $ 1,326
Deferred Personnel Costs                        (32)       (40)       (98)      (133)
Payroll Taxes                                    31         33        113        108
Employee Insurance                               18         17         58         51
Other Employee Benefits                          19         11         60         27
Depreciation                                     46         43        137        127
Rent                                             52         44        145        133
Utilities                                        17         16         49         35
Repairs and Maintenance                          29         14         70         38
ATM Expense                                      11         10         33         26
Other Occupancy and Equipment Expenses            9          6         28         17
Postage and Supplies                              9         12         31         40
Data Processing                                  60         41        172        111
Advertising and Promotion                        22         20         71         59
Legal                                             6          3         16         11
Insurance                                        15          6         36         18
Consulting                                       11         11         31         37
Courier                                           7          6         21         19
Audit Fees                                       13          9         30         23
Shareholder Relations                             1          4          1         17
Other                                            27         20         79         41
-------------------------------------------------------------------------------------
                                            $   843    $   734    $ 2,470    $ 2,131
=====================================================================================

NOTE 7.  SHAREHOLDERS' EQUITY:

Capital:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Once the Company has consolidated assets in excess of $150 million, it will be subject to capital requirements comparable to those applicable to the Bank.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Bank met all capital adequacy requirements to which they are subject as of September 30, 2003. In addition, the Company is currently negotiating with an unaffiliated financial institution for a $5 million line of credit facility. If necessary, the Company will borrow funds under the line of credit and make capital injections into the Bank in order for the Bank to meet all of its capital adequacy requirements. Subsequent to September 30, 2003, the Company negotiated a temporary $250,000 line of credit to be used until the $5 million line of credit is completed.

As of September 30, 2003, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios at September 30, 2003 and December 31, 2002 are presented in the following tables.

------------------------------------------------------------------------------------------------------------
                                                                                          Minimum To Be Well
                                                                                          Capitalized Under
                                                                     For Capital          Prompt Corrective
September 30, 2003                            Actual              Adequacy Purposes       Action Provisions
------------------------------------------------------------------------------------------------------------
(dollars in thousands)                 Amount      Ratio          Amount     Ratio        Amount      Ratio
------------------------------------------------------------------------------------------------------------
Tier 1 Capital
   To Risk-Weighted Assets            $12,466      12.49%        $ 3,991      4.00%      $ 5,987       6.00%
------------------------------------------------------------------------------------------------------------
Total Capital
   To Risk-Weighted Assets            $13,346      13.38%        $ 7,983      8.00%      $ 9,978      10.00%
------------------------------------------------------------------------------------------------------------
Tier 1 Capital
  To Average Assets(1)                $12,466      10.41%        $ 4,791      4.00%      $ 5,989       5.00%
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                                          Minimum To Be Well
                                                                                          Capitalized Under
                                                                     For Capital          Prompt Corrective
December 31, 2002                             Actual              Adequacy Purposes       Action Provisions
------------------------------------------------------------------------------------------------------------
(dollars in thousands)                 Amount      Ratio          Amount     Ratio        Amount      Ratio
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Tier 1 Capital
   To Risk-Weighted Assets            $12,265      17.35%        $ 2,828      4.00%      $ 4,242       6.00%
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Total Capital
   To Risk-Weighted Assets            $12,878      18.22%        $ 5,656      8.00%      $ 7,070      10.00%
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Tier 1 Capital
  To Average Assets(1)                $12,265      13.19%        $ 3,720      4.00%      $ 4,650       5.00%
------------------------------------------------------------------------------------------------------------

(1) The Bank is required to have a Tier 1 Capital to Average Assets Ratios of only 4.00% and 5.00% for Capital Adequacy Purposes and to be Well Capitalized Under Prompt Corrective Action Provisions, respectively. However, under the approval received from the Federal Reserve Bank, the Bank is also required to maintain a minimum Tier 1 Capital to Average Assets of 9.00% until October 2004. At September 30, 2003, and December 31, 2002, the level of Tier 1 Capital required to meet the 9% requirement totaled $10,780,000 and $8,370,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Frederick County Bancorp, Inc. (the "Company") beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "likely", "unlikely", "continue", or similar terms and are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward-looking statements contained herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. In addition, the Company's past results of operations do not necessarily indicate its future results.

The following paragraphs provide an overview of the financial condition and results of operations of the Company. This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

The Company was organized in May 2003 and on September 30, 2003, the Agreement and Plan of Share Exchange (the "Exchange") between the Company and Frederick County Bank (the "Bank"), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of the Company. As a result of the Exchange, the Bank has become a wholly owned subsidiary of the Company.

The Bank was incorporated on August 30, 2000 and during 2001 became actively involved in the developmental activities needed to obtain a commercial bank charter in the State of Maryland. All regulatory approvals were received, and the Bank commenced operations on October 18, 2001.

The Company is continually looking for promising branch sites that will contribute to the Company's growth and profit expectations. While additional branching activity is anticipated, there can be no assurance as to when or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value.

NINE MONTHS ENDED SEPTEMBER 30, 2003

The net income was $201,000 for the nine months ended September 30, 2003. This was a drastic improvement compared to the loss recognized of $(1.19) million for the same period in 2002. The basic and diluted earnings per share for this period are $0.28 and $0.27 based on basic and diluted weighted-average number of shares outstanding of 727,756 and 737,743, respectively. The basic and diluted loss per share for the nine months ended September 30, 2002 are $(2.17) based on basic and diluted weighted-average number of shares outstanding of 549,085. The basic and diluted weighted-average number of shares outstanding for 2002 are the same because the inclusion of any common stock equivalents would have been antidilutive.

Earnings or (loss) on average assets and average shareholders' equity are key measures of earnings performance. Earnings on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced a return (negative return) on average assets of 0.25% and (2.71)% for the nine months ended September 30, 2003 and 2002, respectively. Additionally, the Company experienced a return (negative return) on average shareholders' equity of 2.16% and (16.87)% for the nine months ended September 30, 2003 and 2002, respectively.

As of September 30, 2003, the Company experienced modest asset growth (20.1%) reaching $121.86 million from $101.47 million at December 31, 2002, while gross loans increased $30.75 million (52.8%) to end the period at $89.02 million. Deposits also grew and stood at $109.21 million at September 30, 2003, up from $88.41 million at December 31, 2002. The investment portfolio decreased by $5.47 million during this nine-month period. The level of cash and cash equivalents as of September 30, 2003 is $15.29 million (13% of total assets), which is down from the $31.94 million (24% of total assets) balance as of June 30, 2003. The Company maintained this added liquidity position as of June 30, 2003 in order to cover the eventual reduction in the interest-bearing deposit balances maintained by the local real estate settlement attorneys. Due to the high volume of real estate mortgage settlements as of June 30, 2003, those deposit balances were considered to be higher than normal and very volatile. Due to the increase in mortgage interest rates, these real estate settlement attorneys saw the reduction in the volume of real estate settlements and the corresponding decrease in these accounts during the quarter ended September 30, 2003. The funds in the category interest-bearing deposits in other banks are balances maintained at the Federal Home Loan Bank of Atlanta.

THREE MONTHS ENDED SEPTEMBER 30, 2003

The net income was $132,000 for the three months ended September 30, 2003. This compares favorably to the loss recognized of $(251,000) for the same period in 2002. The basic and diluted earnings per share for the three months ended September 30, 2003 are $0.18 based on basic and diluted weighted-average number of shares outstanding of 727,756 and 738,819, respectively. The basic and diluted loss per share for the three months ended September 30, 2002 are $(0.36) based on basic and diluted weighted-average number of shares outstanding of 691,247. The basic and diluted weighted-average number of shares outstanding for 2002 are the same because the inclusion of any common stock equivalents would have been antidilutive.

The Company experienced a return (negative return) on average assets of 0.44% and (1.26)% for the three-month periods ended September 30, 2003 and 2002, respectively. Additionally, the Company experienced a return (negative return) on average shareholders' equity of 4.23% and (8.36)% for the three-month periods ended September 30, 2003 and 2002, respectively.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The "Comparative Statement Analysis," shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

FREDERICK COUNTY BANCORP, INC.
COMPARATIVE STATEMENT ANALYSIS


Nine months ended September 30,                           2003                              2002
-------------------------------------------------------------------------------------------------------------
                                            Average    Interest    Average      Average   Interest  Average
                                              daily     Income/     Yield/        daily    Income/    Yield/
(dollars in thousands)                      balance        Paid       rate      balance       Paid      rate
-------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Federal funds sold                       $  8,160    $     65       1.07%    $ 15,567   $    213      1.83%
  Interest bearing deposits in other
    banks                                     4,313          34       1.05        2,070         37      2.39
  Investment securities:
    Taxable                                  18,623         409       2.94        8,941        303      4.53
  Loans                                      74,274       3,428       6.17       29,139      1,457      6.69
-------------------------------------------------------------------------------------------------------------
    Total interest-earning assets           105,370       3,936       4.99       55,717      2,010      4.82
-------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                    3,978                               3,006
-------------------------------------------------------------------------------------------------------------
    Total assets                           $109,348                            $ 58,723
=============================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities
   NOW accounts                            $ 15,230          24       0.21%    $  4,905          8      0.22%
   Savings accounts                           2,196          11       0.67        1,226         11      1.20
   Money market accounts                     20,066         148       0.99       10,941        120      1.47
   Certificates of deposit
      $100,000 or more                       20,695         408       2.64       12,199        278      3.05
   Certificates of deposit
      less than $100,000                     25,843         524       2.71       12,848        297      3.09
   Short-term borrowings                         17          --         --          396          5      1.69
-------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         84,047       1,115       1.77       42,515        719      2.26
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                 12,651                               6,680
Noninterest-bearing liabilities                 218                                 109
-------------------------------------------------------------------------------------------------------------
   Total liabilities                         96,916                              49,304
-------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                12,432                               9,419
-------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                  $109,348                            $ 58,723
=============================================================================================================
Net interest income                                    $  2,821                           $  1,291
=============================================================================================================
Net interest spread                                                   3.22%                             2.56%
=============================================================================================================
Net interest margin                                                   3.58%                             3.10%
=============================================================================================================

FREDERICK COUNTY BANCORP, INC.
COMPARATIVE STATEMENT ANALYSIS


Three months ended September 30,                           2003                              2002
-------------------------------------------------------------------------------------------------------------
                                            Average    Interest    Average      Average   Interest  Average
                                              daily     Income/     Yield/        daily    Income/    Yield/
(dollars in thousands)                      balance        Paid       rate      balance       Paid      rate
-------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Federal funds sold                       $  8,058    $     18       0.89%    $ 16,368   $     74      1.79%
  Interest bearing deposits in other
    banks                                     6,578          15       0.99        3,729         19      2.02
  Investment securities:
    Taxable                                  17,170          95       2.20       15,430        172      4.42
  Loans                                      84,236       1,268       5.97       40,745        682      6.64
-------------------------------------------------------------------------------------------------------------
    Total interest-earning assets           116,042       1,396       4.77       76,272        947      4.93
-------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                    3,737                               3,471
-------------------------------------------------------------------------------------------------------------
    Total assets                           $119,779                            $ 79,743
=============================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities
   NOW accounts                            $ 19,197          10       0.21%    $  7,378          4      0.22%
   Savings accounts                           2,334           3       0.51        1,507          5      1.32
   Money market accounts                     22,068          50       0.90       13,046         48      1.46
   Certificates of deposit
      $100,000 or more                       22,998         138       2.38       16,167        128      3.14
   Certificates of deposit
      less than $100,000                     26,048         165       2.51       19,499        154      3.13
   Short-term borrowings                         --          --         --        1,109          4      1.43
-------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         92,645         366       1.57       58,706        343      2.32
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                 14,464                               8,865
Noninterest-bearing liabilities                 202                                 163
-------------------------------------------------------------------------------------------------------------
   Total liabilities                        107,311                              67,734
-------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                12,468                              12,009
-------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                  $119,779                            $ 79,743
=============================================================================================================
Net interest income                                    $  1,030                           $    604
=============================================================================================================
Net interest spread                                                   3.21%                             2.61%
=============================================================================================================
Net interest margin                                                   3.52%                             3.15%
=============================================================================================================

NET INTEREST INCOME

Net interest income is generated from the Company's lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them. While the Company currently relies almost entirely on deposits to fund loans and investments, with minimal short term borrowings, in future periods it may utilize a higher level of short-term borrowings, including borrowings from the Federal Home Loan Bank, federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

The Bank commenced operations on October 18, 2001. Since it's opening, management has been pleased with the Bank's asset growth. Core deposit relationships are being developed within the local market place, driven by competitive pricing and excellent customer service.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The interest income of $3.94 million in 2003 was $1.93 million higher than the amount recognized in 2002. This dramatic increase in interest income is due to the growth in average earning assets of $49.65 million (89.1%) since September 30, 2002. The yield on earning assets in 2003 increased to 4.99% from 4.82% in 2002. The increase in yield is attributable to the increase in volume of loans as a percentage of total interest-earning assets, which yield higher rates of return.

The interest expense increased from $719,000 in 2002 to $1.12 million in 2003 due to the increase in volume of interest-bearing liabilities that nearly doubled from $42.52 million in 2002 to $84.05 million in 2003, being more than offset by the decline in the rate paid on these liabilities from 2.26 % to 1.77%.

The declines in both the yields on earning assets and interest bearing liabilities from the first nine months of 2002 to the first nine months of 2003, and for the three-month periods ended September 2003 and 2002, discussed below, reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in June 2003.

The Company's net interest margin (net interest income as a percent of average interest-earning assets) was 3.58% and 3.10% and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 3.22% and 2.56% for the nine-month periods ended September 30, 2003 and 2002, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The interest income of $1.40 million in 2003 was $449,000 higher than the amount recognized in 2002. This dramatic increase in interest income is due to the growth in average earning assets of $39.77 million (52.1%) since September 30, 2002. The yield on earning assets in 2003 decreased to 4.77% from 4.93% in 2002. This decrease in yield is attributable to the drop in the yield earned on all categories of earnings assets, but predominantly declines in the yield on the loan portfolio, which went from 6.64% in 2002 to 5.97% in 2003 and the decline in the yield on investment securities portfolio, which went from 4.42% in 2002 to 2.20% in 2003.

The interest expense increased marginally from $343,000 in 2002 to $366,000 in 2003 due to the increase in volume of interest-bearing liabilities since the rate paid on these liabilities decreased from 2.32 % in 2002 to 1.57% in 2003.

The Company's net interest margin was 3.52% and 3.15% and the net interest spread was 3.21% and 2.61% for the three-month periods ended September 30, 2003 and 2002, respectively.

NONINTEREST INCOME

Noninterest income was $165,000 and $62,000 for the nine-month periods ended September 30, 2003 and 2002, respectively, and $50,000 and $29,000 for the three-month periods ended September 30, 2003 and 2002, respectively, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2003 is $34,000 of securities gains, which were realized, in the first quarter. Due to the decreasing interest rate environment and the corresponding increase in market value of the fixed income securities in the investment portfolio, management decided to sell approximately $2.4 million in securities during the first quarter of 2003 and use the proceeds to aid in the funding of the loan portfolio.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

NONINTEREST EXPENSES

Noninterest expenses amounted to $2.47 million and $2.13 million for the first nine months of 2003 and 2002, respectively. During the third quarter of 2003 and 2002, noninterest expenses were $843,000 and $734,000, respectively.

See Note 6 to the financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses.

INCOME TAXES

The Company has recorded valuation allowances for deferred tax assets related to its net operating losses for 2003 and 2002.

MARKET RISK, LIQUIDITY AND INTEREST RATE SENSITIVITY

Asset/liability management involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities. It also involves providing adequate liquidity while sustaining stable growth in net interest income. Regular review and analysis of deposit and loan trends, cash flows in various categories of loans, and monitoring of interest spread relationships are vital to this process.

The conduct of our banking business requires that we maintain adequate liquidity to meet changes in the composition and volume of assets and liabilities due to seasonal, cyclical or other reasons. Liquidity describes the ability of the Company to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as for meeting current and future planned expenditures. This liquidity is typically provided by the funds received through customer deposits, investment maturities, loan repayments, borrowings, and income. Management considers the current liquidity position to be adequate to meet the needs of the Company and its customers.

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(36.88) million.

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company's earning assets and funding sources. An Asset/Liability Committee manages the interest rate sensitivity position in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity analysis, growth, and capital adequacy goals. It is the objective of the Asset/Liability Committee to maximize net interest margins during periods of both volatile and stable interest rates, to attain earnings growth, and to maintain sufficient liquidity to satisfy depositors' requirements and meet credit needs of customers.

The table below, "Interest Rate Sensitivity Gap Analysis," summarizes, as of September 30, 2003, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2003. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

                     INTEREST RATE SENSITIVITY GAP ANALYSIS
                               SEPTEMBER 30, 2003

                                                    Expected Repricing or Maturity Date
----------------------------------------------------------------------------------------------------
                                          Within      One to      Three to      After
(dollars in thousands)                   One Year   Three Years  Five Years   Five Years    Total
----------------------------------------------------------------------------------------------------
Assets
   Federal funds sold                    $  9,467    $     --    $     --    $     --     $  9,467
   Interest-bearing deposits in
      other banks                             982          --          --          --          982
   Investment securities                    1,666       2,044       3,473       9,118       16,301
   Loans                                   31,388      10,873      41,294       5,461       89,016
----------------------------------------------------------------------------------------------------
Total interest-earning assets              43,503      12,917      44,767      14,579      115,766
----------------------------------------------------------------------------------------------------

Liabilities
   Savings and NOW Accounts                 1,050       2,099       2,099      15,744       20,992
   Money Market Accounts                    1,091       2,183       2,183      16,372       21,829
   Certificates of Deposit                 37,561       7,077       5,795          --       50,433
----------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         39,702      11,359      10,077      32,116       93,254
----------------------------------------------------------------------------------------------------
Interest rate sensitivity gap            $  3,801    $  1,558    $ 34,690    $(17,537)    $ 22,512
====================================================================================================
Cumulative interest rate
   Sensitivity gap                       $  3,801    $  5,359    $ 40,049    $ 22,512
====================================================================================================
Cumulative gap ratio as a
percentage of total assets                   3.12%       4.40%      32.86%      18.47%
====================================================================================================

CRITICAL ACCOUNTING POLICY:

ALLOWANCE FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses for the third quarter of 2003 and 2002 was $105,000 and $150,000, respectively. The loan growth was $9.02 million and $13.58 million for the third quarter of 2003 and 2002, respectively. The provisions for the nine-month periods ended September 30, 2003 and 2002 were $315,000 and $414,000, respectively. The loan growth was $30.75 million and $37.96 million for the first nine months of 2003 and 2002, respectively. At September 30, 2003 and 2002, the allowance for loan losses was $880,000 and $508,000, respectively.

The allowance for loan losses is an estimate of the losses that are inherent in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan's value as observable in the secondary market. The provision for loan losses included in the statements of operations serve to maintain the allowance at a level management considers adequate.

The Company's allowance for loan losses has three basic components: the specific allowance, the formula allowance and the pooled allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. As a result of the uncertainties inherent in the estimation process, management's estimate of loan losses and the related allowance could change in the near term.

The specific allowance component is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. At September 30, 2003 there were no loans deemed to be impaired.

The formula allowance component is used for estimating the loss on internally risk rated loans and those loans identified for impairment testing, for which no impairment was identified. The loans meeting the Company's internal criteria for classification, such as special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. These internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-classified loans due to management's concerns regarding collectability or management's knowledge of particular elements surrounding the borrower. Allowance factors increase with the worsening of the internal risk rating.

The pooled formula component is used to estimate the losses inherent in the pools of non-classified loans. These loans are then also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors (i.e. competition and regulatory requirements). The allowance factors assigned differ by loan type.

Allowance factors and overall size of the allowance may change from period to period based on management's assessment of the above-described factors and the relative weights given to each factor.

Management believes that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

There were no interest-bearing assets at September 30, 2003, classified as non-accrual, past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

As of September 30, 2003, the real estate loan portfolio constituted 77% of the total loan portfolio. The Company does not have a concentration of loans that exceed 10% of the total loan portfolio to any one industry. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

                                                     September 30,
--------------------------------------------------------------------
(dollars in thousands)                              2003        2002
--------------------------------------------------------------------
Average total loans outstanding during period   $ 74,274    $ 29,139
--------------------------------------------------------------------
Balance at beginning of period                  $    613    $     94
Provision charged to operating expenses              315         414
Recoveries of loans previously charged-off             2          --
--------------------------------------------------------------------
                                                     930         508
Loans charged-off                                    (50)         --
--------------------------------------------------------------------
Balance at end of period                        $    880    $    508
====================================================================

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
----------------------------------------------
SEPTEMBER 30,                             % OF
                                  2003   LOANS
----------------------------------------------
Real estate-construction          $ 57      11%
Real estate-mortgage               537      66%
Commercial and industrial loans    251      21%
Loans to individuals                35       2%
----------------------------------------------
                                  $880     100%
==============================================

CAPITAL RESOURCES

In the fourth quarter of 2001, the Bank completed its offering of common stock, raising an aggregate of $9.44 million net of expenses of the offering. During the third quarter of 2002, the Bank completed the sale of 250,000 shares of common stock in a secondary stock offering, raising an additional $5.17 million, net of expenses of the offering. The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below, and to absorb initial operating losses. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Bank met all capital adequacy requirements to which it is subject as of September 30, 2003. See Note 7 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements. In addition, the Company is currently negotiating with an unaffiliated financial institution for a $5 million line of credit facility. If necessary, the Company will borrow funds under the line of credit and make capital injections into the Bank in order for the Bank to meet all of its capital adequacy requirements. Subsequent to September 30, 2003, the Company negotiated a temporary $250,000 line of credit to be used until the $5 million line of credit is completed.

As of September 30, 2003, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 7. There are no conditions or events since that notification which management believes have changed the Bank's category.

INFLATION

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a Company's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

ITEM. 3  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Default upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 22, 2003, the Bank held a Special Meeting of Shareholders and approved the Agreement and Plan of Share Exchange (the "Exchange") between the Company and the Bank, dated June 9, 2003. The Exchange was approved by the following vote of the 727,576 shares entitled to vote the special meeting:

         For:                494,162
         Against:                  0
         Abstain:              4,041

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              Exhibit No.  Description of Exhibits

              3(a) Articles of Incorporation of the Company, filed herewith 3(b) Bylaws of the Company, filed herewith
              10(a) 2001 Stock Option Plan(1)
              10(b) Employment Agreement between the Bank and Martin S.
                    Lapera (1)
              10(c) Employment Agreement between the Bank and William R.
                    Talley, Jr. (1)
              10(d) Consulting Agreement between the Bank and Raymond Raedy (1)
              11 Statement Regarding Computation of Per Share Income - Please refer to Note 2 to the unaudited consolidated financial statements included herein
              31(a) Certification of Martin S. Lapera, President and Chief
                    Executive Officer
              31(b) Certification of William R. Talley, Jr., Executive Vice
                    President and Chief Financial Officer
              32(a) Certification of Martin S. Lapera, President and Chief
                    Executive Officer
              32(b) Certification of William R. Talley, Jr., Executive Vice
                    President and Chief Financial Officer
              ----------------------------
              (1) Incorporated by reference to exhibit of the same number to the
                  Bank's Registration Statement on Form 10-SB filed with the Board of Governors of the Federal Reserve System.

        (b)   Reports on Form 8-K.

              A Form 8-K was filed on July 16, 2003 with the Board of Governors of the Federal Reserve System, which included a press release reporting the second quarter 2003 earnings.

                                   SIGNATURES

         In accordance the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FREDERICK COUNTY BANCORP, INC.



Date:    November 4, 2003            By: /s/ Martin S. Lapera
                                         ---------------------------------------
                                         Martin S. Lapera
                                         President and Chief Executive Officer

Date:    November 4, 2003            By: /s/ William R. Talley, Jr.
                                        ----------------------------------------
                                         William R. Talley, Jr.
                                         Executive Vice President and Chief
                                         Financial Officer