Form 10KSB
period 2003-12-31
FREDERICK COUNTY BANCORP INC
filed 2004-03-09
CIK 1258831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

                             30 WEST PATRICK STREET
                            FREDERICK, MARYLAND 21701
               (Address of principal executive offices)(Zip Code)

                                  301.620.1400
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2003 were approximately $5,723,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of February 23, 2004 was approximately $16,597,440. As of March 1, 2004, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 727,576.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Company's 2003 Annual Report to Shareholders are incorporated by reference in Part II hereof.

            Portions of the Company's definitive Proxy Statement for
                the Annual Meeting of Shareholders, to be held on
        April 13, 2004 are incorporated by reference in Part III hereof.
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         On September 30, 2003, the Agreement and Plan of Share Exchange (the "Exchange") between Frederick County Bancorp, Inc. (the "Bancorp") and Frederick County Bank (the "Bank"), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of the Bancorp. As a result of the Exchange, the Bank has become a wholly owned subsidiary of the Bancorp, and the Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of January 1, 2002.

         The accompanying consolidated financial statements of Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented as if the exchange of shares occurred on January 1, 2002. The financial statements for the year ended December 31, 2002 reflect only the operations of the Bank, since the Bancorp had not been formed at that time.

         The Bank, a Maryland chartered commercial bank, was incorporated on August 30, 2000 and commenced banking operations on October 18, 2001. The Bank, headquartered in Frederick, Maryland, currently operates out of its main office and one branch office. The Bank was organized by successful members of the business community in Frederick, Maryland and an experienced senior management team to operate as a local business bank alternative to the superregional financial institutions, which dominate its primary market area. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. The Bank's mission is to serve the needs of the business and professional community of Frederick County by building long-term relationships. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. The Bank also seeks to become an integral part of the community, a responsible citizen and make decisions based on what is good for the community.

Description of Services

         The Bank offers full commercial banking services to its business and professional clients. The Bank primarily emphasizes providing commercial banking services to corporations, partnerships, small and medium-sized businesses and sole proprietorships, as well as to non-profit organizations and associations and investors living or working in Frederick County. The Bank also provides residential mortgage loans and a full line of retail services to accommodate the individual needs of corporate customers and residents of the community served by the Bank.

         The Bank's commercial loan portfolio consists of term loans, lines of credit and owner occupied commercial real estate loans provided to primarily locally based borrowers. Traditional installment loans and personal lines of credit are available on a selective basis.

         Services offered to our customers include, but are not limited to, the following:

             o Commercial loans for business purposes to business owners and investors for plant and equipment, personal lines of credit, working capital, real estate renovation, and other sound business purposes;

             o Commercial real estate loans on income producing properties with an emphasis on adequate debt service coverage and liquidity. Other criteria include satisfactory loan to value ratios as determined by valuations from recognized appraisers. Loans will be made primarily at variable rates, with fixed rates in the two to five year range, with maturities normally no longer than five to ten years;

             o   SBA guaranteed loans;

             o Cash Management services, including sweep accounts, repurchase agreements, account reconciliation, credit card depository, Automated Clearing House origination, wire transfers, night depository;

             o Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants and professionals such as doctors and attorneys;

             o Commercial depository services including interest bearing sweep accounts;

             o Business checking accounts, and payroll service through outside payroll processors;

             o Other commercial services based on the individual needs of the customer including direct data services, reconciliation of accounts, night depository, safe deposit boxes, and business services;

             o   On-line data communication with Bank customers;

             o   ATM services;

             o Equity loans on real estate, home improvement loans, and overdraft checking privileges against preauthorized lines of credit;

             o Residential mortgage loans, which generally will be sold into the secondary market; and

             o Retail depository services including personal checking accounts, NOW accounts, regular savings accounts, money market savings accounts, certificates of deposit, and IRA accounts.

         The Bank also provides courier services for deposits and other banking services, to better serve customers who are not conveniently located near the Bank's offices.

         The direct lending activities in which the Bank engages each carries the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank's primary market area have a significant impact on the Bank and the Bank's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the borrower's ability to generate the necessary cash flow for repayment of the loan, and reduce the Bank's ability to collect the full amount of the loan upon a default. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

         Whenever appropriate and available, the Bank seeks Federal and State loan guarantees, such as the Small Business Administration's "7A" and "504" loan programs to reduce risks. The Bank generally requires personal guarantees on all loans; approval of exceptions to this policy is documented. All borrowers are required to forward annual corporate, partnership and personal financial statements to comply with bank policy and enforced through the loan covenants documentation for each transaction. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates for a short period of time.

         Consistent with the objective of the Bank to serve the needs of the business community, the Bank seeks to concentrate its assets in commercial loans and commercial real estate loans. To be consistent with the requirements of prudent banking practices, adequate assets will be invested in high-grade securities to provide liquidity and safety.

         The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. Management of the Bank carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures, however, there can be no assurance that such procedures can significantly reduce such lending risks.

         Source of Business. Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Bank's business development strategies. The Bank provides services from its centrally located main office in Frederick Maryland, and its branch on the north side of Frederick City, which it believes complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank's offices. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Bank plans to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

         The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank's customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

         Location and Market Area. The main office and headquarters for the Company and the Bank is located at 30 West Patrick Street, Frederick Maryland 21701, in downtown Frederick. The Bank has one branch, located at 1595 Oppossumtown Pike, Frederick, Maryland. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past seven years. No commercial bank based in Frederick County has been organized since 1989, and since the acquisition of FCNB Bank by BB&T Corporation in 2001 and Farmers and Mechanics Bank by Mercantile Corporation in 2003, there are no other financial institutions based in Frederick City, which are not affiliated with a larger regional or superregional organization. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

         Frederick County, located in central Maryland, had a 2000 population of 195,277. This represented an increase of 130% from 1970 and 30% from 1990. The population of Frederick County is anticipated to continue to grow, to approximately 238,000 in 2010 and 281,710 in 2020. Frederick City has experienced similar population growth, resulting in a 2000 population of 52,767.

         The County currently boasts approximately 100,000 jobs, expected to increase approximately 20% over each of the next two decades, to approximately 121,000 in 2010 and 148,500 in 2020. Raw employment figures in Frederick County do not reflect the significant intercounty commuter traffic between Frederick and surrounding counties. A significant portion of Frederick residents work in other jurisdictions, and a substantial number of Frederick County jobs are held by nonresidents. The economy of Frederick County is highly diversified.

         As of 2000, employment was distributed among the following categories:

                                                                     Percent
                            Sector                                   Of Jobs
---------------------------------------------------------------    ------------
Agricultural                                                           2.6%
Construction                                                          10.7%
Manufacturing                                                         10.1%
Wholesale and Retail Trade                                            25.7%
Finance Insurance and Real Estate                                      7.2%
Transportation and Utilities                                           2.5%
Services (includes business, health, hospital, legal and education)   27.4%
Government                                                            13.8%

         Competition. Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in Frederick County, and the nearby Washington, DC and Baltimore metropolitan areas, because of the changes in the area's economic base in recent years and changing federal and state laws authorizing interstate mergers and acquisitions of banks, and the interstate establishment or acquisition of branches.

         In Frederick County, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank will compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which will not be offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

         The Gramm-Leach-Bliley Act (the "GLB Act") created a new type of regulated entity, the financial holding company that can offer a broad range of financial products. These new financial holding companies are able to affiliate with and engage in banking, securities, insurance and other financial activities not permitted under prior law. The GLB Act also permits banks with or without holding companies to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Large bank holding companies and other large financial service companies in particular will be able to take advantage of the new activities and provide a wider array of products than may be possible for smaller institutions such as the Bank.

EMPLOYEES

         At March 1, 2004, the Company and the Bank employed 30 persons on a full-time basis, two (2) of which are executive officers, and seven (7) persons on a part time basis. None of the Company's employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long- term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

SUPERVISION AND REGULATION

         The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. The Company is also subject to regular examination by the Federal Reserve.

         Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

         Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

         The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.
The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of the Company are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.

         In general, bank holding companies that qualify as financial holding companies under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve.

         The Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

         The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

         The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

         Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation, which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington, DC/Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Bank's entering into competition with the Bank.

         Banking is a business, which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank's earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly, as it relates to monetary policy, the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

         The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states, which specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws, which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         Capital Adequacy Guidelines. The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. Tier 1 Capital generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. However, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain at least a 9.0% Leverage Capital Ratio until October 2004. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

         Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the bank except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or
(x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well-capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The main office of the Company and the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven
(7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which commenced in August 2001, at an initial annual rent of $74,717, subject to annual increases of 3% per year. The Company has two 5-year renewal options.

         The Antietam branch is located at 1595 Opposumtown Pike, Frederick, Maryland and consists of 1,770 square feet in a 28,000 square foot building. The property is occupied under a five (5)-year lease, which commenced May 2001, at an initial annual rent of $39,825, subject to annual increases of 3%, plus additional rent relating to common area fees and taxes. The Bank has two 5-year renewal options.

         The Bank entered into a lease in July 2003 for approximately 3,800 square feet of office space located at 7 North Market Street, Frederick, Maryland, to be used for the Bank's operations center and is owned by a partnership consisting of three shareholders/directors . The lease term commenced on July 10, 2003 and will expire on July 10, 2008. Pursuant to this lease, monthly payments of $3,715 are required during the first twelve months. Subsequent twelve-month periods are subject to a five percent increase thereafter.

         During 2002, the Bank purchased 1.128 acres of vacant land in Walkersville, Maryland. This site will be held as a future potential branch location.

         The Bank believes that its existing facilities are adequate to conduct the Bank's business.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Bank may become involved in routine legal proceedings. At December 31, 2003, there were no pending, or to the knowledge of the Bank, threatened, legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Market for Common Stock. The Bank's Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. As of December 31, 2003, two market makers offered to make a market in the Common Stock in the over the counter "bulletin board" market under the symbol "FCBI". The Common Stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter for 2002 and 2001. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 2003, there were 727,576 shares of Common Stock outstanding, held by approximately 677 shareholders of record.


                            2003                   2002
                 --------------------------------------------------
      Quarter       High Bid    Low Bid     High Bid    Low Bid
                 --------------------------------------------------
      First          $24.30      $24.25      $21.00     $20.00
      Second         $25.30      $24.35      $22.00     $21.00
      Third          $27.00      $25.30      $22.75     $21.00
      Fourth         $31.25      $27.00      $24.25     $22.75

    Dividends. Neither the Company nor the Bank has not paid any dividends to date. The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits. Therefore, no dividends will be paid until the Bank has become profitable, eliminates the deficit in retained earnings, and meets all regulatory capital requirements. Even if the Bank has earnings in an amount sufficient to pay dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Bank.

         Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. Compliance with minimum capital requirements, as presently in effect, or as they may be amended from time to time, could limit the amount of dividends that the Bank may pay. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. Please refer to Note 12 to the financial statements included in this report for additional information.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The requirement for this section is hereby incorporated by reference to the Company's 2003 Annual Report to Shareholders, pages 3 to 15, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.  FINANCIAL STATEMENTS.

         The requirement for this section is hereby incorporated by reference to the Company's 2003 Annual Report to Shareholders, pages 16 to 41, "Financial Statements."

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company has adopted a Code of Ethics that applies to the President and Executive Vice President/Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to William R. Talley, Jr., P.O. Box 1100, Frederick, Maryland 21701-0100.

         The other information required by this Item is incorporated by reference to, the material appearing at pages 4 to 7 and 15 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 13, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing at pages 9 to 11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 13, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans.

                                                                                                      Number of securities remaining
                                                                                                       available for future issuance
                                Number of securities to be issued  Weighted average exercise price of    under equity compensation
                                 upon exercise of outstanding      outstanding options, warrants and     plans (excluding securities
        Plan Category             options, warrants and rights                     rights                   reflected in column (a)
------------------------------------------------------------------------------------------------------------------------------------
                                              (a)                             (b)                                     (c)
Equity compensation plans
approved by security holders (1)             66,830                          $20.00                                  4,694
Equity compensation plans not
approved by security holders                      0                            N/A                                       0
              Total                          66,830                          $20.00                                  4,694


(1) Consists of the 2001 Stock Option Plan. Certain employment arrangements entered into by the Company, which have not been specifically approved by stockholders provide for the issuance under the 2001 Stock Option Plan of options to purchase common stock to certain officers. All of such options have been issued, subject to vesting. For additional information, see the discussion of employment agreements in response to Item 10 and Note 9 to the consolidated financial statements.

         The other information required by this Item is incorporated by reference to, the material appearing at pages 3 to 4 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 13, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing at pages 11 to 12 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 13, 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.  Description of Exhibits
-----------  -----------------------

3(a)         Articles of Incorporation of the Company(1)
3(b)         Bylaws of the Company(1)
10(a)        2001 Stock Option Plan(2)
10(b)        Employment Agreement between the Bank and Martin S. Lapera(2)
10(c)        Employment Agreement between the Bank and William R. Talley, Jr.(2)
10(d)        Consulting Agreement between the Bank and Raymond Raedy(2)
11           Statement Regarding Computation of Per Share Income - Please refer to Note 1 to the financial statements for the year ended
             December 31, 2003.
13           2003 Annual Report to Shareholders
21           Subsidiaries of the Registrant
                  The sole subsidiary of the Registrant is Frederick County Bank, a Maryland chartered commercial bank.
23           Independent Auditor's Consent
31(a)        Certification of Martin S. Lapera, President and Chief Executive
             Officer
31(b)        Certification of William R. Talley, Jr., Executive Vice President
             and Chief Financial Officer
32(a)        Certification of Martin S. Lapera, President and Chief Executive
             Officer
32(b)        Certification of William R. Talley, Jr., Executive Vice President
             and Chief Financial Officer

-----------------------------
(1) Incorporated by reference to Exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to Exhibit of the same number to the Bank's Registration Statement on Form 10-SB, as filed with the Board of Governors of the Federal Reserve System.

(B)  REPORTS ON FORM 8-K

         (i) A Form 8-K was filed on October 1, 2003 with the Securities and Exchange Commission, which reported the Agreement and Plan of Share Exchange (the "Share Exchange") between the Company and the Bank, dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective at 5:00 p.m. on September 30, 2003.

         (ii) A Form 8-K was filed on October 15, 2003 with the Securities and Exchange Commission, which included a press release reporting the third quarter 2003 earnings.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this Item is incorporated by reference to the material appearing at page 15 the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 13, 2004.

         SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FREDERICK COUNTY BANCORP, INC.



March 8, 2004                         By:  /s/ Martin S. Lapera
                                           ---------------------------------
                                           Martin S. Lapera
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 8, 2004.

             Name                             Position                                       Signature
--------------------------  -------------------------------------------      ------------------------------------------

Emil D. Bennett                               Director                       /s/ Emil D. Bennett
                                                                             ------------------------------------------


John N. Burdette                 Chairman of the Board of Directors          /s/ John N. Burdette
                                                                             ------------------------------------------


J. Denham Crum                                Director                       /s/ J. Denham Crum
                                                                             ------------------------------------------


George E. Dredden, Jr.                        Director                       /s/ George E. Dredden, Jr.
                                                                             ------------------------------------------


William S. Fout                               Director                       /s/ William S. Fout
                                                                             ------------------------------------------


William J. Kissner                            Director                       /s/ William J. Kissner
                                                                             ------------------------------------------


Martin S. Lapera               President, Chief Executive Officer and
                               Director (Principal Executive Officer)        /s/ Martin S. Lapera
                                                                             ------------------------------------------


Kenneth G. McCombs                            Director                       /s/ Kenneth G. McCombs
                                                                             ------------------------------------------


Farhad Memarsadeghi                           Director                       /s/ Farhad Memarsadeghi
                                                                             ------------------------------------------


Raymond Raedy                 Vice Chairman of the Board of Directors        /s/ Raymond Raedy
                                                                             ------------------------------------------


Ramona C. Remsberg                            Director                       /s/ Ramona C. Remsberg
                                                                             ------------------------------------------


William R. Talley, Jr.       Executive Vice President, Chief Financial       /s/ William R. Talley, Jr.
                            Officer (Principal Financial and Accounting      ------------------------------------------
                                              Officer)