Form 10QSB
period 2004-03-31
FREDERICK COUNTY BANCORP INC
filed 2004-05-11
CIK 1258831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 day. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. There were 727,576 shares of Common Stock outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format (check one)  Yes [ ]      No [X]

                         FREDERICK COUNTY BANCORP, INC.
                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets, March 31, 2004 (Unaudited) and
         December 31, 2003                                                   3

         Consolidated Statements of Operations (Unaudited), Three Months
         Ended March 31, 2004 and 2003                                       4

         Consolidated Statements of Changes in Shareholders' Equity
         (Unaudited), Three Months Ended March 31, 2004 and 2003             5

         Consolidated Statements of Cash Flows (Unaudited), Three Months
         Ended March 31, 2004 and 2003                                       6

         Notes to Consolidated Financial Statements (Unaudited)              7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

Item 3   Controls and Procedures                                            18

PART II  OTHER INFORMATION                                                  19

Item 1   Legal Proceedings                                                  19

Item 2   Changes in Securities and Small Business Issuer Purchases
         of Equity Securities                                               19

Item 3   Defaults upon Senior Securities                                    19

Item 4   Submission of Matters to a Vote of Security Holders                19

Item 5   Other Information                                                  19

Item 6   Exhibits and Reports on Form 8-K                                   19

         Signatures

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            March 31,      December 31,
-------------------------------------------------------------------------------------
                                                               2004            2003
-------------------------------------------------------------------------------------
(dollars in thousands)
-------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------
Cash and due from banks                                     $   7,056       $   5,619
Federal funds sold                                             19,230          10,355
Interest-bearing deposits in other banks                        1,513           1,575
-------------------------------------------------------------------------------------
       Cash and cash equivalents                               27,799          17,549
-------------------------------------------------------------------------------------
Investment securities available for sale-at fair value         17,160          15,932
-------------------------------------------------------------------------------------
Restricted stock                                                  760             626
-------------------------------------------------------------------------------------
Loans                                                         103,923          96,029
Less: Allowance for loan losses                                (1,090)           (985)
-------------------------------------------------------------------------------------
       Net loans                                              102,833          95,044
-------------------------------------------------------------------------------------
Bank premises and equipment                                       923             936
-------------------------------------------------------------------------------------
Other assets                                                      743             548
-------------------------------------------------------------------------------------
       Total assets                                         $ 150,218       $ 130,635
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing deposits                              $  17,709       $  17,180
  Interest-bearing deposits                                   118,784         100,311
-------------------------------------------------------------------------------------
       Total deposits                                         136,493         117,491
Short-term borrowings                                             350             120
Accrued interest and other liabilities                            307             316
-------------------------------------------------------------------------------------
       Total liabilities                                      137,150         117,927
-------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, per share par value $.01;
   2,000,000 shares authorized; 727,576 issued and
   outstanding                                                      7               7
Additional paid-in capital                                     14,617          14,617
Retained earnings (deficit)                                    (1,640)         (1,929)
Accumulated other comprehensive income                             84              13
-------------------------------------------------------------------------------------
       Total shareholders' equity                              13,068          12,708
-------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity           $ 150,218       $ 130,635
=====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           ----------------------
                                                            For the three months
                                                                   ended
                                                                  March 31,
---------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)             2004          2003
---------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                               $  1,473      $    993
  Interest and dividends on investment securities:
    Interest                                                    138           180
    Dividends                                                     9             6
  Interest on federal funds sold                                 25            23
  Other interest income                                           1             8
---------------------------------------------------------------------------------
    Total interest income                                     1,646         1,210
---------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                          379           370
  Interest on other short-term borrowings                         3            --
---------------------------------------------------------------------------------
    Total interest expense                                      382           370
---------------------------------------------------------------------------------
Net interest income                                           1,264           840
Provision for loan losses                                       105           105
---------------------------------------------------------------------------------
Net interest income after provision for loan losses           1,159           735
---------------------------------------------------------------------------------
Noninterest income:
  Securities gains                                               --            34
  Service fees                                                   35            20
  Other operating income                                         24            17
---------------------------------------------------------------------------------
    Total noninterest income                                     59            71
---------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                554           504
  Occupancy and equipment expenses                              150           148
  Other operating expenses                                      225           150
---------------------------------------------------------------------------------
    Total noninterest expenses                                  929           802
---------------------------------------------------------------------------------
Income before provision for income taxes                        289             4
Provision for income taxes                                       --            --
---------------------------------------------------------------------------------
Net income                                                 $    289      $      4
=================================================================================
Basic earnings per share                                   $   0.40      $   0.01
=================================================================================
Diluted earnings per share                                 $   0.39      $   0.01
=================================================================================
Basic weighted average number of shares outstanding         727,576       727,576
=================================================================================
Diluted weighted average number of shares outstanding       747,081       736,872
=================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                       Accumulated
                                                             Additional   Retained        Other         Total
                                         Shares     Common    Paid-in     Earnings    Comprehensive   Shareholders'
(dollars in thousands)                Outstanding   Stock     Capital     (Deficit)       Income        Equity
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                727,576       $7      $14,617      $(2,359)        $100         $12,365
Comprehensive income (loss):
  Net income                                                                     4                            4
  Other comprehensive income (loss)                                                         (21)            (21)
                                                                                                        -------
Comprehensive income (loss)                                                                                 (17)
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                 727,576       $7      $14,617      $(2,355)        $ 79         $12,348
===================================================================================================================
Balance, January 1, 2004                727,576       $7      $14,617      $(1,929)        $ 13         $12,708
Comprehensive income:
   Net income                                                                  289                          289
   Other comprehensive income                                                                71              71
                                                                                                        -------
Comprehensive income                                                                                        360
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                 727,576       $7      $14,617      $(1,640)        $ 84         $13,068
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Three Months Ended March 31,
------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                         2004           2003
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                $    289       $      4
      Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                            46             45
          Provision for loan losses                                               105            105
          Securities gains                                                         --            (34)
          Net premium amortization on investment
             securities                                                            27             76
          Decrease (increase) in other assets                                    (196)            85
          Decrease in accrued interest and other liabilities                      (53)          (226)
------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                            218             55
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of investment securities available for sale                       (1,925)        (3,042)
   Proceeds from sale of investment securities available for sale                  --          2,382
   Proceeds from maturities of investment securities available for sale           786          4,348
   Purchases of restricted stock                                                 (134)          (194)
   Net increase in loans                                                       (7,894)       (11,862)
   Purchases of bank premises and equipment                                       (33)            (5)
------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                              (9,200)        (8,373)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in NOW, money market accounts, savings accounts and
      noninterest-bearing deposits                                             16,135          5,530
   Net increase in time deposits                                                2,867          4,493
   Net increase (decrease) in short-term borrowings                               230           (200)
------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                          19,232          9,823
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                      10,250          1,505
Cash and cash equivalents - beginning of period                                17,549         19,948
------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                    $ 27,799       $ 21,453
======================================================================================================
Supplemental cash flow disclosures:
   Interest paid                                                             $    377       $    368
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         FREDERICK COUNTY BANCORP, INC.

                    Notes to Financial Statements (Unaudited)

NOTE 1. GENERAL:

On September 30, 2003, the Agreement and Plan of Share Exchange (the "Exchange") between Frederick County Bancorp, Inc. (the "Bancorp") and Frederick County Bank (the "Bank"), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of the Bancorp. As a result of the Exchange, the Bank has become a wholly owned subsidiary of the Bancorp and Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank.

The accompanying consolidated financial statements of Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented as if the exchange of shares occurred on January 1, 2003. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements for the three-month period ended March 31, 2003 reflect only the operations of the Bank, since the Bancorp had not been formed at that time. These statements should be read in conjunction with the financial statements and accompanying footnotes included in the Company's 2003 Annual Report to Shareholders. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ended December 31, 2004.

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

NOTE 2. EARNINGS PER SHARE:

Earnings per share ("EPS") are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

                                                            Three Months Ended
                                                                March 31,
--------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)            2004          2003
--------------------------------------------------------------------------------
Net income                                                $    289      $      4
--------------------------------------------------------------------------------
Basic earnings per share                                  $   0.40      $   0.01
--------------------------------------------------------------------------------
Diluted earnings per share                                $   0.39      $   0.01
--------------------------------------------------------------------------------
Basic weighted average number of shares outstanding        727,576       727,576
Effect of dilutive securities - stock options               19,505         9,296
--------------------------------------------------------------------------------
Diluted weighted average number of shares outstanding      747,081       736,872
================================================================================

NOTE 3. EMPLOYEE STOCK OPTION PLAN:

On April 10, 2002, the shareholders of the Bank approved the stock-based compensation plan, which was assumed by the Company in connection with the Exchange. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings (loss) per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):

                                                           Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)            2004       2003
--------------------------------------------------------------------------------
Net income (loss):
  As reported                                              $ 289      $    4
--------------------------------------------------------------------------------
  Deduct total stock-based compensation
    expense determined under fair value based
    method for all awards, net of related tax effects         --         (11)
--------------------------------------------------------------------------------
  Pro forma net income (loss)                              $ 289      $   (7)
================================================================================
Basic earnings (loss) per share:
  As reported                                              $0.40      $ 0.01
================================================================================
  Pro forma                                                $0.40      $(0.01)
================================================================================
Diluted earnings (loss) per share:
  As reported                                              $0.39      $ 0.01
================================================================================
  Pro forma                                                $0.39      $(0.01)
================================================================================

The stock options granted during 2001 to purchase 66,830 shares have a vesting schedule of 30% on October 18, 2001, 30% on October 18, 2002, and the remaining 40% on October 18, 2003.

There were no options granted in 2004 or 2003. The fair value of the options granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

--------------------------------------------------------------------------------
Dividend yield                                                         2.5%
--------------------------------------------------------------------------------
Expected Volatility                                                  10.00%
--------------------------------------------------------------------------------
Risk free interest rate                                               4.57%
--------------------------------------------------------------------------------
Expected life, in years                                                  10
--------------------------------------------------------------------------------
Weighted-average fair value of options granted during the year        $3.50
--------------------------------------------------------------------------------

NOTE 4. INVESTMENT PORTFOLIO:

The following tables set forth certain information regarding the Company's investment portfolio at March 31, 2004 and December 31, 2003:

AVAILABLE-FOR-SALE PORTFOLIO


March 31, 2004
--------------------------------------------------------------------------------------------------------
                                                                Gross        Gross   Estimated
                                               Amortized   Unrealized   Unrealized        Fair   Average
(dollars in thousands)                              Cost         Gain         Loss       Value     Yield
--------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
  agencies and corporations:
    Due after one year through five years         $ 1,000     $ --         $ 2        $   998      2.21%
Mortgage-backed debt securities                    16,022      165          25         16,162      4.02%
--------------------------------------------------------------------------------------------------------
                                                  $17,022     $165         $27        $17,160      3.92%
========================================================================================================

The unrealized losses reflected in the preceding table are considered to be temporary as the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value.


December 31, 2003
--------------------------------------------------------------------------------------------------------
                                                                Gross        Gross   Estimated
                                               Amortized   Unrealized   Unrealized        Fair   Average
(dollars in thousands)                              Cost         Gain         Loss       Value     Yield
--------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
  agencies and corporations:
    Due after one year through five years         $ 1,000     $--          $16        $   984      2.21%
Mortgage-backed debt securities                    14,911      89           52         14,948      3.73%
--------------------------------------------------------------------------------------------------------
                                                  $15,911     $89          $68        $15,932      3.63%
========================================================================================================

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans consist of the following:


                                                                   March 31,      % of     December 31,     % of
(dollars in thousands)                                               2004        Loans         2003        Loans
----------------------------------------------------------------------------------------------------------------
Real estate loans:
   Construction and land development                               $ 14,676       14%        $10,741        11%
----------------------------------------------------------------------------------------------------------------
   Mortgage loans:
   Secured by 1 to 4 family residential properties                   19,088       19%         18,349        19%
   Secured by multi-family (5 or more) residential properties         2,092        2%            --         --%
   Secured by commercial properties                                  45,032       43%         43,726        46%
   Secured by farm land                                               3,230        3%          1,139         1%
----------------------------------------------------------------------------------------------------------------
     Total mortgage loans                                            69,442       67%         63,214        66%
----------------------------------------------------------------------------------------------------------------
Loans to farmers                                                         --       --%            775         1%
Commercial and industrial loans                                      17,330       17%         19,290        20%
Loans to individuals for household, family and
 other personal expenditures                                          2,475        2%          2,009         2%
----------------------------------------------------------------------------------------------------------------
                                                                    103,923      100%         96,029       100%
                                                                                 ===                       ===
  Less allowance for credit losses                                   (1,090)                    (985)
---------------------------------------------------------------------------                  -------
                                                                   $102,833                  $95,044
===========================================================================                  =======

Transactions in the allowance for loan losses are summarized as follows:

--------------------------------------------------------------------------------
                                                         Three months ended
                                                             March 31,
--------------------------------------------------------------------------------
(dollars in thousands)                                  2004            2003
--------------------------------------------------------------------------------
Average total loans outstanding during year           $99,985         $62,862
--------------------------------------------------------------------------------
Balance at beginning of period                        $   985         $   613
Provision charged to operating expenses                   105             105
Recoveries of loans previously charged-off                 --               2
--------------------------------------------------------------------------------
                                                        1,090             720
Loans charged-off                                          --              --
--------------------------------------------------------------------------------
Balance at end of period                              $ 1,090         $   720
================================================================================

NOTE 6. NONINTEREST EXPENSES:

Noninterest expenses consist of the following:

--------------------------------------------------------------------------------
                                                        Three months ended
                                                            March 31,
--------------------------------------------------------------------------------
(dollars in thousands)                                 2004            2003
--------------------------------------------------------------------------------
Salaries                                              $490             $446
Deferred Personnel Costs                               (29)             (32)
Payroll Taxes                                           42               48
Employee Insurance                                      31               19
Other Employee Benefits                                 20               23
Depreciation                                            46               45
Rent                                                    50               47
Utilities                                               16               15
Repairs and Maintenance                                 18               21
ATM Expense                                             12               11
Other Occupancy and Equipment Expenses                   8                9
Postage and Supplies                                    14               10
Data Processing                                         69               53
Advertising and Promotion                               40               17
Legal                                                   17                6
Insurance                                               10               10
Consulting                                              10               10
Courier                                                  7                7
Audit Fees                                              20                9
Shareholder Relations                                    4               --
Other                                                   34               28
--------------------------------------------------------------------------------
                                                      $929             $802
================================================================================

NOTE 7. SHAREHOLDERS' EQUITY:

Capital:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2004.

As of March 31, 2004, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at March 31, 2004 and December 31, 2003 are presented in the following tables.


---------------------------------------------------------------------------------------
                                                                     Minimum To Be Well
                                                                     Capitalized Under
                                                     For Capital     Prompt Corrective
March 31, 2004                      Actual        Adequacy Purposes  Action Provisions
---------------------------------------------------------------------------------------
(dollars in thousands)        Amount     Ratio     Amount    Ratio    Amount    Ratio
--------------------------------------------------------------------------------------
Tier 1 Capital
   To Risk-Weighted Assets
      Company                 $12,984    10.99%    $4,724    4.00%       N/A      N/A
      Bank                    $13,025    11.05%    $4,716    4.00%   $ 7,075     6.00%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Total Capital
   To Risk-Weighted Assets
      Company                 $14,074    11.92%    $9,449    8.00%       N/A      N/A
      Bank                    $14,115    11.97%    $9,433    8.00%   $11,791    10.00%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Tier 1 Capital
  To Average Assets(1)
      Company                 $12,984     9.86%    $5,268    4.00%       N/A      N/A
      Bank                    $13,025     9.90%    $5,265    4.00%   $ 6,581     5.00%
---------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------
                                                                     Minimum To Be Well
                                                                     Capitalized Under
                                                     For Capital     Prompt Corrective
December 31, 2003                   Actual        Adequacy Purposes  Action Provisions
---------------------------------------------------------------------------------------
(dollars in thousands)        Amount     Ratio     Amount    Ratio    Amount    Ratio
---------------------------------------------------------------------------------------
Tier 1 Capital
   To Risk-Weighted Assets
      Company                 $12,695    11.95%    $4,250    4.00%       N/A       N/A
      Bank                    $12,733    11.99%    $4,247    4.00%   $ 6,370      6.00%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Total Capital
   To Risk-Weighted Assets
      Company                 $13,680    12.88%    $8,499    8.00%       N/A       N/A
      Bank                    $13,718    12.92%    $8,494    8.00%   $10,617     10.00%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Tier 1 Capital
  To Average Assets(1)
      Company                 $12,695    10.39%    $4,886    4.00%       N/A       N/A
      Bank                    $12,733    10.43%    $4,885    4.00%   $ 6,107      5.00%
---------------------------------------------------------------------------------------

(1) The Bank is required to have a Tier 1 Capital to Average Assets Ratios of only 4.00% and 5.00% for Capital Adequacy Purposes and to be Well Capitalized Under Prompt Corrective Action Provisions, respectively. However, under the approval received from the Federal Reserve Bank, the Bank is also required to maintain a minimum Tier 1 Capital to Average Assets of 9.00% until October 2004. At March 31, 2004, and December 31, 2003, the level of Tier 1 Capital required to meet the 9% requirement totaled $11,845,000 and $10,992,000, respectively.

Additionally, the Company has not repurchased any outstanding shares of its common stock , nor does it have an approved repurchase program at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Frederick County Bancorp, Inc. (the "Company") beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate",

"anticipate", "likely", "unlikely", "continue", or similar terms and are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward-looking statements contained herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. In addition, the Company's past results of operations do not necessarily indicate its future results. During February 2004, the Company received approval from the Federal Reserve Bank of Richmond to become a financial holding company.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect. Further information is located in the section labeled Allowance for Loan Losses, later in this report.

         THREE MONTHS ENDED MARCH 31, 2004

The net income was $289,000 and $4,000 for the three month periods ended March 31, 2004 and 2003, respectively. The basic earnings per share for the three months ended March 31, 2004 and 2003 are $0.40 and $0.01, respectively, and based on the weighted-average number of shares outstanding of 727,576 for each period. The diluted earnings per share for the three months ended March 31, 2004 and 2003 are $0.39 and $0.01, respectively, and based on the weighted-average number of shares outstanding of 747,081 and 736,872, respectively.

The Company experienced a return on average assets of 0.88% and 0.02% for the three-month periods ended March 31, 2004 and 2003, respectively. Additionally, the Company experienced a return on average shareholders' equity of 8.94% and 0.13% for the three-month periods ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, the Company experienced significant asset growth of $39.18 million, or 35.3%, reaching $150.22 million at March 31, 2004, up from $111.04 million at March 31, 2003 and the $130.64 million as of December 31, 2003. Gross loans increased $33.79 million, or 48.2% since March 31, 2003, to end the period at $103.92 million, which is also up from $96.03 million as of

December 31, 2003. Deposits also grew, and stood at $136.49 million at March 31, 2004, an increase of 38.7% since March 31, 2003 and 16.2% since December 31, 2003. However, included in the deposits is a $9.0 million short-term escrow account for a new company for their initial public stock offering. Subsequent to March 31, 2004, this escrow account was closed and the client received the escrowed funds.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The "Comparative Statement Analysis," shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

FREDERICK COUNTY BANCORP, INC.
COMPARATIVE STATEMENT ANALYSIS


Three months ended March 31,                           2004                              2003
----------------------------------------------------------------------------------------------------------
                                          Average    Interest    Average    Average    Interest    Average
                                            daily     Income/     Yield/      daily     Income/     Yield/
(dollars in thousands)                    balance        Paid       rate    balance        Paid       rate
----------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Federal funds sold                     $ 10,690      $   25      0.94%    $ 7,948      $   23      1.17%
  Interest bearing deposits in other
    banks                                     350           1      1.15       2,530           8      1.28
  Investment securities:
    Taxable                                16,327         147      3.61      21,063         186      3.58
  Loans                                    99,985       1,473      5.91      62,862         993      6.41
----------------------------------------------------------------------------------------------------------
    Total interest-earning assets         127,352       1,646      5.18      94,403       1,210      5.20
----------------------------------------------------------------------------------------------------------
Noninterest-earning assets                  4,359                             3,848
----------------------------------------------------------------------------------------------------------
    Total assets                         $131,711                           $98,251
==========================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities
   NOW accounts                          $ 13,888           6      0.17%    $11,295           6      0.22%
   Savings accounts                         3,307           4      0.49       2,082           4      0.78
   Money market accounts                   27,958          65      0.93      18,419          49      1.08
   Certificates of deposit
      $100,000 or more                     28,108         145      2.07      18,251         131      2.91
   Certificates of deposit
      less than $100,000                   28,647         159      2.23      25,003         180      2.92
   Short-term borrowings                      286           3      4.00          52          --        --
----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      102,194         382      1.50      75,102         370      2.00
----------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits               16,371                            10,516
Noninterest-bearing liabilities               215                               238
----------------------------------------------------------------------------------------------------------
   Total liabilities                      118,780                            85,856
----------------------------------------------------------------------------------------------------------
   Total shareholders' equity              12,931                            12,395
----------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                $131,711                           $98,251
==========================================================================================================
Net interest income                                    $1,264                            $  840
==========================================================================================================
Net interest spread                                                3.68%                             3.20%
==========================================================================================================
Net interest margin                                                3.98%                             3.61%
==========================================================================================================

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

         THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The interest income of $1.65 million in 2004 was $436,000 higher than the amount recognized in 2003. This dramatic increase in interest income is due to the growth in average earning assets of $32.95 million or 34.9% since March 31, 2003. The yield on average earning assets in 2004 decreased to 5.18% from 5.20% in 2003. This decrease in yield is attributable to the drop in the yield earned on all categories of average earnings assets, but predominantly declines in the yield on the loan portfolio, which went from 6.41% in 2003 to 5.91% in 2004.

The interest expense increased marginally from $370,000 in 2003 to $382,000 in 2004 due to the 36.1% increase in volume of average interest-bearing liabilities that increased from $75.10 million as of March 31, 2003 to $102.19 million as of March 31, 2004, net of the offset caused by the decline in the average rate paid on these liabilities from 2.00% in 2003 to 1.50% in 2004.

The declines in the earning assets and interest-bearing liabilities for the first quarter 2004 from the levels in 2003, reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in June 2003.

The Company's net interest margin was 3.98% and 3.61% and the net interest spread was 3.68% and 3.20% for the three-month periods ended March 31, 2004 and 2003, respectively.

NONINTEREST INCOME

Noninterest income was $59,000 and $71,000 for the three-month periods ended March 31, 2004 and 2003, respectively, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2003 is $34,000 of securities gains, which were realized, in the first quarter. Due to the decreasing interest rate environment and the corresponding increase in market value of the fixed income securities in the investment portfolio, management decided to sell approximately $2.4 million in securities during the first quarter of 2003 and use the proceeds to aid in the funding of the loan portfolio.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

NONINTEREST EXPENSES

Noninterest expenses amounted to $929,000 and $802,000 for the first three months of 2004 and 2003, respectively. See Note 6 to the financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The changes in noninterest expenses are principally related to the following: an increase in personnel costs; the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase, along with the introduction of new products; and the additional advertising expense to increase the Bank's name recognition in the local community.

INCOME TAXES

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforward, totaling $644,000 and $910,000 as of March 31, 2004 and 2003, respectively. The Company earned $289,000 for the first quarter of 2004, $430,000 for the year ended December 31, 2003, but recorded net losses for 2002 and 2001 in the amounts of $1.49 million and $872,000, respectively. Therefore the Company had remaining net loss carryforwards of $1.93 million at the start of 2004.

Since the Company has only been in existence since October 18, 2001 and earned $430,000 for the year 2003 and $289,000 for the first quarter of 2004, it is management's opinion that it is prudent at this time to reduce the deferred tax valuation allowance only to the extent that income tax benefits are realized. Based on historical performance, the Company feels that since it does not have a proven track record for its earnings potential, it is more likely than not that some portion or all of the deferred tax asset may not be realized.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(30.81) million.

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

The table below, "Interest Rate Sensitivity Gap Analysis," summarizes, as of March 31, 2004, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2004. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.


                     INTEREST RATE SENSITIVITY GAP ANALYSIS
                                 MARCH 31, 2004

                                                     Expected Repricing or Maturity Date
------------------------------------------------------------------------------------------------------
                                       Within        One to       Three to         After
(dollars in thousands)                One Year    Three Years    Five Years     Five Years     Total
------------------------------------------------------------------------------------------------------
Assets
   Federal funds sold                 $19,230       $    --       $    --        $     --     $ 19,230
   Interest-bearing deposits in
      other banks                       1,513            --            --              --        1,513
   Investment securities                1,383         2,420         4,278           9,079       17,160
   Loans                               38,420        17,729        38,278           9,496      103,923
------------------------------------------------------------------------------------------------------
Total interest-earning assets          60,546        20,149        42,556          18,575      141,826
------------------------------------------------------------------------------------------------------

Liabilities
   Savings and NOW Accounts             1,289         2,578         2,578          19,335       25,780
   Money Market Accounts                1,729         3,459         3,459          25,941       34,588
   Certificates of Deposit             30,640        14,753        13,023              --       58,416
   Short-term borrowings                  350            --            --              --          350
------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     34,008        20,790        19,060          45,276      119,134
------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap         $26,538       $  (641)      $23,496        $(26,701)    $ 22,692
======================================================================================================
Cumulative interest rate
   Sensitivity gap                    $26,538       $25,897       $49,393        $ 22,692
======================================================================================================
Cumulative gap ratio as a
percentage of total assets              17.67%        17.24%        32.88%          15.11%
=========================================================== ==========================================

CRITICAL ACCOUNTING POLICY:

ALLOWANCE FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses for the first quarter of 2004 and 2003 was $105,000. The loan growth was $7.89 million and $11.86 million for the first quarter of 2004 and 2003, respectively. At March 31, 2004 and 2003, the allowance for loan losses was $1.09 million and $720,000, respectively.

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

The specific allowance component is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. At March 31, 2004 there were no loans deemed to be impaired.

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

Total nonperforming assets as of March 31, 2004 totaled $56,000, consisting entirely of nonaccrual commercial and industrial loans, and were .04% of total assets. There were no other interest-bearing assets at March 31, 2004, classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

As of March 31, 2004, the real estate loan portfolio constituted 81% of the total loan portfolio. The Company does not have a concentration of loans that exceed 10% of the total loan portfolio to any one industry. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

                                                              March 31,
--------------------------------------------------------------------------------
(dollars in thousands)                                     2004       2003
--------------------------------------------------------------------------------
Average total loans outstanding during period            $99,985    $62,862
--------------------------------------------------------------------------------
Balance at beginning of period                           $   985    $   613
Provision charged to operating expenses                      105        105
Recoveries of loans previously charged-off                    --          2
--------------------------------------------------------------------------------
                                                           1,090        720
Loans charged-off                                             --         --
--------------------------------------------------------------------------------
Balance at end of period                                 $ 1,090    $   720
================================================================================

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------
March 31,                                        2004     % of
                                                         Loans
------------------------------------------------------------------
Real estate-construction                       $   68      14%
Real estate-mortgage                              670      67%
Commercial and industrial loans                   296      17%
Loans to individuals                               56       2%
------------------------------------------------------------------
                                               $1,090     100%
==================================================================

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2004. See Note 7 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2004, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 7. There are no conditions or events since that notification which management believes have changed the Bank's category.

Additionally, the Company has not repurchased any outstanding shares of its common stock , nor does it have an approved repurchase program at this time.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

     (a) Modification of Rights of Registered Securities. None

     (b) Issuance or Modification of Other Securities Affecting Rights of Registered Securities. None

     (c) Sales of Unregistered Securities. None

     (d) Use of Proceeds. Not Applicable.

     (e) Small Business Issuer Purchases of Securities. None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             Exhibit No.  Description of Exhibits

               3(a)       Articles of Incorporation of the Company, as amended,
                          filed herewith
               3(b)       Bylaws of the Company(1)
              10(a)       2001 Stock Option Plan(2)
              10(b)       Employment Agreement between the Bank and Martin S.
                          Lapera (2)
              10(c)       Employment Agreement between the Bank and William R.
                          Talley, Jr. (2)
              10(d)       Consulting Agreement between the Bank and Raymond
                          Raedy (2)
              11          Statement Regarding Computation of Per Share Income -
                          Please refer to Note 2 to the unaudited consolidated financial statements included herein
              31(a)       Certification of Martin S. Lapera, President and Chief
                          Executive Officer
              31(b)       Certification of William R. Talley, Jr., Executive
                          Vice President and Chief Financial Officer
              32(a)       Certification of Martin S. Lapera, President and Chief
                          Executive Officer
              32(b)       Certification of William R. Talley, Jr., Executive
                          Vice President and Chief Financial Officer

             ---------------
             (1) Incorporated by reference to exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
             (2) Incorporated by reference to exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-111761).

         (b) Reports on Form 8-K.

             A Form 8-K was filed on February 10, 2004 with the Securities and Exchange Commission, which included a press release reporting the year ended December 31, 2003 earnings.

                                   SIGNATURES

         In accordance the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FREDERICK COUNTY BANCORP, INC.


Date: May 6, 2004               By: /s/ Martin S. Lapera
                                    --------------------------------------------
                                    Martin S. Lapera
                                    President and Chief Executive Officer


Date: May 6, 2004               By: /s/ William R. Talley, Jr.
                                    --------------------------------------------
                                    William R. Talley, Jr.
                                    Executive Vice President and Chief Financial
                                    Officer