Form 10QSB
period 2004-06-30
FREDERICK COUNTY BANCORP INC
filed 2004-08-04
CIK 1258831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. There were 727,576 shares of Common Stock outstanding as of July 30, 2004.


Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                         FREDERICK COUNTY BANCORP, INC.
                                TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets, June 30, 2004 (Unaudited) and December 31, 2003

         Consolidated Statements of Operations (Unaudited), Three and Six Months Ended June 30, 2004 and 2003

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited), Six  Months Ended June 30, 2004
           and 2003

         Consolidated Statements of Cash Flows (Unaudited), Six Months Ended June 30, 2004 and 2003

         Notes to Consolidated Financial Statements (Unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Controls and Procedures

PART II  OTHER INFORMATION

Item 1    Legal Proceedings

Item 2    Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3    Defaults upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6   Exhibits and Reports on Form 8-K

         Signatures


FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             June 30,        December 31,
--------------------------------------------------------------------------------------------------------
                                                                                2004              2003
--------------------------------------------------------------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------
Cash and due from banks                                                       $ 5,737           $ 5,619
Federal funds sold                                                             17,551            10,355
Interest-bearing deposits in other banks                                          420             1,575
--------------------------------------------------------------------------------------------------------
       Cash and cash equivalents                                               23,708            17,549
--------------------------------------------------------------------------------------------------------
Investment securities available for sale-at fair value                         15,870            15,932
--------------------------------------------------------------------------------------------------------
Restricted stock                                                                  771               626
--------------------------------------------------------------------------------------------------------
Loans                                                                         115,981            96,029
Less: Allowance for loan losses                                                (1,195)             (985)
--------------------------------------------------------------------------------------------------------
       Net loans                                                              114,786            95,044
--------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                       941               936
--------------------------------------------------------------------------------------------------------
Other assets                                                                      805               548
--------------------------------------------------------------------------------------------------------
       Total assets                                                          $156,881          $130,635
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing deposits                                                $27,898          $ 17,180
  Interest-bearing deposits                                                   115,117           100,311
--------------------------------------------------------------------------------------------------------
       Total deposits                                                         143,015           117,491
Short-term borrowings                                                             450               120
Accrued interest and other liabilities                                            293               316
--------------------------------------------------------------------------------------------------------
       Total liabilities                                                      143,758           117,927
--------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, per share par value $.01;
   10,000,000 shares authorized; 727,576 issued and
   outstanding                                                                      7                 7
Additional paid-in capital                                                     14,617            14,617
Retained earnings (deficit)                                                    (1,327)           (1,929)
Accumulated other comprehensive income (loss)                                    (174)                13
--------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                              13,123            12,708
--------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                            $156,881          $130,635
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     ----------------------------------------------------------
                                                                  For the three                 For the six
                                                                   months ended                months ended
                                                                    June 30,                    June 30,
---------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)               2004          2003          2004           2003
---------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                 $1,587        $1,167        $3,060         $2,160
  Interest and dividends on investment securities:
    Interest                                                    141           119           279            299
    Dividends                                                     9             9            18             15
  Interest on federal funds sold                                 26            24            51             47
  Other interest income                                           1            11             2             19
---------------------------------------------------------------------------------------------------------------
    Total interest income                                     1,764         1,330         3,410          2,540
---------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                          397           379           776            749
  Interest on other short-term borrowings                         4            --             7             --
---------------------------------------------------------------------------------------------------------------
    Total interest expense                                      401           379           783            749
---------------------------------------------------------------------------------------------------------------
Net interest income                                           1,363           951         2,627          1,791
Provision for loan losses                                       105           105           210            210
---------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses           1,258           846         2,417          1,581
---------------------------------------------------------------------------------------------------------------
Noninterest income:
  Securities gains                                                1            --             1             34
  Service fees                                                   36            25            71             45
  Other operating income                                         25            19            49             36
---------------------------------------------------------------------------------------------------------------
    Total noninterest income                                     62            44           121            115
---------------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                608           509         1,162          1,013
  Occupancy and equipment expenses                              161           149           311            297
  Other operating expenses                                      238           167           463            317
---------------------------------------------------------------------------------------------------------------
    Total noninterest expenses                                1,007           825         1,936          1,627
---------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                        313            65           602             69
Provision for income taxes                                       --            --            --             --
---------------------------------------------------------------------------------------------------------------
Net income                                                     $313          $ 65          $602           $ 69
===============================================================================================================
Basic earnings per share                                      $0.43         $0.09         $0.83          $0.09
===============================================================================================================
Diluted earnings per share                                    $0.42         $0.09         $0.80          $0.09
===============================================================================================================
Basic weighted average number of shares outstanding         727,576       727,576       727,576        727,576
===============================================================================================================
Diluted weighted average number of shares outstanding       750,364       737,444       748,817        737,164
===============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                       Accumulated
                                                                                                             Other
                                                                         Additional      Retained    Comprehensive           Total
                                                  Shares       Common       Paid-in      Earnings           Income   Shareholders'
(dollars in thousands)                       Outstanding        Stock       Capital     (Deficit)           (Loss)          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                         727,576           $7       $14,617      $(2,359)             $100         $12,365
Comprehensive income:
  Net income                                                                                   69                               69
  Other comprehensive income (loss)                                                                           (10)            (10)
                                                                                                                   ----------------
Comprehensive income                                                                                                            59
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                           727,576           $7       $14,617      $(2,290)             $ 90         $12,424
===================================================================================================================================
Balance, January 1, 2004                         727,576           $7       $14,617      $(1,929)             $ 13         $12,708
Comprehensive income:
   Net income                                                                                 602                              602
   Other comprehensive income (loss)                                                                         (187)           (187)
                                                                                                                   ----------------
Comprehensive income                                                                                                           415
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                           727,576           $7       $14,617      $(1,327)           $(174)         $13,123
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six  Months Ended June 30,
--------------------------------------------------------------------------------- --------------------------------------
(dollars in thousands)                                                                         2004                2003
--------------------------------------------------------------------------------- ------------------ -------------------
Cash flows from operating activities:
   Net income                                                                                $  602              $   69
      Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                                          97                  91
          Provision for loan losses                                                             210                 210
          Securities gains                                                                      (1)                (34)
          Net premium amortization on investment securities                                      58                 156
          Decrease (increase) in other assets                                                 (150)                 106
          Decrease in accrued interest and other liabilities                                   (12)               (189)
--------------------------------------------------------------------------------- ------------------ -------------------
             Net cash provided by operating activities                                          804                 409
--------------------------------------------------------------------------------- ------------------ -------------------
Cash flows from investing activities:
   Purchases of investment securities available for sale                                    (3,090)             (6,108)
   Proceeds from sale of investment securities available for sale                               695               2,382
   Proceeds from maturities of investment securities available for sale                       2,095               7,645
   Purchases of restricted stock                                                              (145)               (194)
   Net increase in loans                                                                   (19,952)            (21,778)
   Purchases of bank premises and equipment                                                   (102)                 (7)
--------------------------------------------------------------------------------- ------------------ -------------------
            Net cash used in investing activities                                          (20,499)            (18,060)
--------------------------------------------------------------------------------- ------------------ -------------------
Cash flows from financing activities:
   Net increase in NOW, money market accounts, savings accounts and
      noninterest-bearing deposits                                                           20,245              21,160
   Net increase in time deposits                                                              5,279               8,685
   Net increase (decrease) in short-term borrowings                                             330               (200)
--------------------------------------------------------------------------------- ------------------ -------------------
            Net cash provided by financing activities                                        25,854              29,645
--------------------------------------------------------------------------------- ------------------ -------------------
Net increase in cash and cash equivalents                                                     6,159              11,994
Cash and cash equivalents - beginning of period                                              17,549              19,948
--------------------------------------------------------------------------------- ------------------ -------------------
Cash and cash equivalents - end of period                                                   $23,708             $31,942
================================================================================= ================== ===================
Supplemental cash flow disclosures:
   Interest paid                                                                               $778                $751
================================================================================= ================== ===================

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

The accompanying consolidated financial statements of Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented as if the exchange of shares occurred on January 1, 2003. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements for the three-month and six-month periods ended June 30, 2003 reflect only the operations of the Bank, since the Bancorp had not been formed at that time. These statements should be read in conjunction with the financial statements and accompanying footnotes included in the Company's 2003 Annual Report to Shareholders. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ended December 31, 2004.

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

                                                                Three Months Ended June 30,        Six Months Ended June 30,
------------------------------------------------------------- --------------------------------- --------------------------------
(dollars in thousands, except per share amounts)                          2004            2003            2004             2003
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Net income                                                                $313             $65            $602              $69
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Basic earnings per share                                                 $0.43           $0.09           $0.83            $0.09
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Diluted earnings per share                                               $0.42           $0.09           $0.80            $0.09
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Basic weighted average number of shares outstanding                    727,576         727,576         727,576          727,576
Effect of dilutive securities - stock options                           22,788           9,868          21,241            9,588
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Diluted weighted average number of shares outstanding                  750,364         737,444         748,817          737,164
============================================================= ================= =============== =============== ================

NOTE 3.  EMPLOYEE STOCK OPTION PLAN:

On April 10, 2002, the shareholders of the Bank approved the stock-based compensation plan, which was assumed by the Company in connection with the Exchange. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):

         ------------------------------------------------------- -------------------------------- -------------------------------
                                                                     Three Months Ended June 30,       Six Months Ended June 30,
         ------------------------------------------------------- -------------------------------- -------------------------------
         (dollars in thousands, except per share amounts)                  2004             2003            2004            2003
         ------------------------------------------------------- --------------- ---------------- --------------- ---------------
         Net income:
           As reported                                                     $313              $65            $602             $69
         ------------------------------------------------------- --------------- ---------------- --------------- ---------------
           Deduct total stock-based compensation
             expense determined under fair value based
             method for all awards, net of related tax effects               --             (11)              --            (22)
         ------------------------------------------------------- --------------- ---------------- --------------- ---------------
           Pro forma                                                       $313              $54            $602             $47
         ======================================================= =============== ================ =============== ===============
         Basic earnings per share:
           As reported                                                    $0.43            $0.09           $0.83           $0.09
         ======================================================= =============== ================ =============== ===============
           Pro forma                                                      $0.43            $0.07           $0.83           $0.06
         ======================================================= =============== ================ =============== ===============
         Diluted earnings per share:
           As reported                                                    $0.42            $0.09           $0.80           $0.09
         ======================================================= =============== ================ =============== ===============
           Pro forma                                                      $0.42            $0.07           $0.80           $0.06
         ======================================================= =============== ================ =============== ===============

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

There were no options granted in 2004 or 2003. The fair value of the options granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

------------------------------------------------------------------ ------------
Dividend yield                                                            2.5%
------------------------------------------------------------------ ------------
Expected Volatility                                                     10.00%
------------------------------------------------------------------ ------------
Risk free interest rate                                                  4.57%
------------------------------------------------------------------ ------------
Expected life, in years                                                     10
------------------------------------------------------------------ ------------
Weighted-average fair value of options granted during the year           $3.50
------------------------------------------------------------------ ------------

NOTE 4.  INVESTMENT PORTFOLIO:

The following tables set forth certain information regarding the Company's investment portfolio at June 30, 2004 and December 31, 2003:

AVAILABLE-FOR-SALE PORTFOLIO

June 30, 2004
------------------------------------------------ ------------ ------------ ------------- ----------- ----------
                                                                    Gross         Gross  Estimated
                                                   Amortized   Unrealized    Unrealized       Fair     Average
(dollars in thousands)                                  Cost         Gain          Loss      Value       Yield
------------------------------------------------ ------------ ------------ ------------- ----------- ----------
U.S. Treasury and other U.S. government
  Agencies and corporations:
     Due after one year through five years            $1,000          $--          $ 32       $ 968      2.21%
Mortgage-backed debt securities                       15,003            6           257      14,752      3.89%
Equity Securities                                        150           --            --         150       --
------------------------------------------------ ------------ ------------ ------------- ----------- ----------
                                                     $16,153           $6          $289     $15,870      3.75%
================================================ ============ ============ ============= =========== ==========

                                                 Continuous unrealized        Continuous unrealized
                                                losses existing for less      losses existing for 12
June 30, 2004                                        than 12 months             months and greater                 Total
--------------------------------------------- ----------------------------- --------------------------- ----------------------------
                                                  Fair        Unrealized       Fair       Unrealized        Fair       Unrealized
(dollars in thousands)                            Value         Losses         Value        Losses         Value         Losses
--------------------------------------------- -------------- -------------- ------------ -------------- ------------- --------------
U.S. Treasury and other U.S.
  government agencies and
  corporations                                        $ 968            $32         $ --            $--         $ 968            $32
Mortgage-backed debt securities                       2,981             74           --             --         2,981             74
--------------------------------------------- -------------- -------------- ------------ -------------- ------------- --------------
Total temporarily impaired securities                $3,949           $106         $ --            $--        $3,949           $106
============================================= ============== ============== ============ ============== ============= ==============

The unrealized losses reflected in the preceding table are considered to be temporary as the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value.

December 31, 2003
------------------------------------------------ ------------ ------------ ------------- ------------ -----------
                                                                    Gross         Gross    Estimated
                                                   Amortized   Unrealized    Unrealized         Fair     Average
(dollars in thousands)                                  Cost         Gain          Loss        Value       Yield
------------------------------------------------ ------------ ------------ ------------- ------------ -----------
U.S. Treasury and other U.S. government
  Agencies and corporations:
     Due after one year through five years            $1,000         $ --           $16        $ 984       2.21%
Mortgage-backed debt securities                       14,911           89            52       14,948       3.73%
------------------------------------------------ ------------ ------------ ------------- ------------ -----------
                                                     $15,911          $89           $68      $15,932       3.63%
================================================ ============ ============ ============= ============ ===========

                                                 Continuous unrealized        Continuous unrealized
                                                losses existing for less      losses existing for 12
December 31, 2003                                    than 12 months             months and greater                 Total
--------------------------------------------- ----------------------------- --------------------------- ----------------------------
                                                  Fair        Unrealized       Fair       Unrealized        Fair       Unrealized
(dollars in thousands)                            Value         Losses         Value        Losses         Value         Losses
--------------------------------------------- -------------- -------------- ------------ -------------- ------------- --------------
U.S. Treasury and other U.S.
  government agencies and
  corporations                                        $ 984            $16         $ --           $ --         $ 984            $16
Mortgage-backed debt securities                       4,939             49          367              3         5,306             52
--------------------------------------------- -------------- -------------- ------------ -------------- ------------- --------------
Total temporarily impaired securities                $5,923            $65         $367            $ 3        $6,290            $68
============================================= ============== ============== ============ ============== ============= ==============

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans consist of the following:

                                                                                     June 30,     % of     December 31,     % of
(dollars in thousands)                                                                 2004      Loans         2003        Loans
---------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Construction and land development                                                  $ 19,759     17%      $10,741          11%
---------------------------------------------------------------------------------------------------------------------------------
   Mortgage loans:
   Secured by 1 to 4 family residential properties                                      21,914     19%       18,349          19%
         Secured by multi-family (5 or more) residential properties                      2,709      2%           --          --%
   Secured by commercial properties                                                     45,208     39%       43,726          46%
   Secured by farm land                                                                  3,554      3%        1,139           1%
---------------------------------------------------------------------------------------------------------------------------------
     Total mortgage loans                                                               73,385     63%       63,214           66%
---------------------------------------------------------------------------------------------------------------------------------
Loans to farmers                                                                           766      1%           775          1%
Commercial and industrial loans                                                         19,085     16%        19,290         20%
Loans to individuals for household, family and
 other personal expenditures                                                             2,986      3%         2,009          2%
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       115,981    100%        96,029        100%
                                                                                                =======                   =======
   Less allowance for credit losses                                                    (1,195)                 (985)
-----------------------------------------------------------------------------------------------           --------------
 Net loans                                                                            $114,786               $95,044
===============================================================================================           ==============

Transactions in the allowance for loan losses are summarized as follows:


-------------------------------------------------------------------------------
                                                         Six months ended
                                                             June 30,
-------------------------------------------------------------------------------
(dollars in thousands)                                      2004          2003
-------------------------------------------------------------------------------
Average total loans outstanding during period           $104,357       $69,209
-------------------------------------------------------------------------------
Balance at beginning of period                              $985          $613
Provision charged to operating expenses                      210           210
Recoveries of loans previously charged-off                    --             2
-------------------------------------------------------------------------------
                                                           1,195           825
Loans charged-off                                             --          (49)
-------------------------------------------------------------------------------
Balance at end of period                                  $1,195          $776
===============================================================================

NOTE 6.  NONINTEREST EXPENSES:

Noninterest expenses consist of the following:

------------------------------------------------ -------------------------- -----------------------------
                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
------------------------------------------------ -------------------------- -----------------------------
(dollars in thousands)                                   2004         2003           2004           2003
------------------------------------------------ ------------- ------------ -------------- --------------
Salaries                                                 $571        $469          $1,061          $915
Deferred Personnel Costs                                 (44)         (34)           (73)           (66)
Payroll Taxes                                              38          34              80            82
Employee Insurance                                         22          22              53            41
Other Employee Benefits                                    21          18              41            41
Depreciation                                               51          45              97            91
Rent                                                       52          46             102            93
Utilities                                                  13          16              29            31
Repairs and Maintenance                                    20          20              38            41
ATM Expense                                                14          11              26            22
Other Occupancy and Equipment Expenses                     11          11              19            19
Postage and Supplies                                       13          12              27            22
Data Processing                                            75          59             144           112
Advertising and Promotion                                  33          32              73            49
Legal                                                       3           4              20            10
Insurance                                                  11          11              21            21
Consulting                                                 10          10              20            20
Courier                                                     8           7              15            14
Audit Fees                                                 24           8              44            17
Shareholder Relations                                       2          --               6            --
Other                                                      59          24              93            52
------------------------------------------------ ------------- ------------ -------------- --------------
                                                       $1,007        $825        $1,936          $1,627
================================================ ============= ============ ============== ==============

NOTE 7.  401(K) PROFIT SHARING PLAN:

The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company makes discretionary contributions to the Plan based on the Company's earnings. The Company's contributions are subject to a vesting schedule (20 percent per year) requiring the completion of five years of service with the Company, before these benefits are fully vested. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

The Company made contributions to the Plan in the amounts of $17,000 for the first six months of 2004 and 2003.

NOTE 8.  SHAREHOLDERS' EQUITY:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2004.

As of June 30, 2004, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at June 30, 2004 and December 31, 2003 are presented in the following tables.

----------------------------------- --------------------------- ---------------------------- --------------------------
                                                                                                Minimum To Be Well
                                                                                                 Capitalized Under
                                                                        For Capital              Prompt Corrective
June 30, 2004                                 Actual                 Adequacy Purposes           Action Provisions
----------------------------------- --------------------------- ---------------------------- --------------------------
(dollars in thousands)                     Amount        Ratio          Amount        Ratio         Amount       Ratio
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
Tier 1 Capital
   To Risk-Weighted Assets
      Company                             $13,297       10.38%          $5,125        4.00%            N/A         N/A
      Bank                                $13,351       10.44%          $5,115        4.00%         $7,673       6.00%
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
Total Capital
   To Risk-Weighted Assets
      Company                             $14,492       11.31%         $10,250        8.00%            N/A         N/A
      Bank                                $14,546       11.37%         $10,230        8.00%        $12,788      10.00%
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
Tier 1 Capital
  To Average Assets(1)
      Company                             $13,297        9.36%          $5,682        4.00%            N/A         N/A
      Bank                                $13,351        9.42%          $5,672        4.00%         $7,090       5.00%
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------

----------------------------------- --------------------------- ---------------------------- --------------------------
                                                                                                Minimum To Be Well
                                                                                                 Capitalized Under
                                                                        For Capital              Prompt Corrective
December 31, 2003                             Actual                 Adequacy Purposes           Action Provisions
----------------------------------- --------------------------- ---------------------------- --------------------------
(dollars in thousands)                     Amount        Ratio          Amount        Ratio         Amount       Ratio
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
Tier 1 Capital
   To Risk-Weighted Assets
      Company                             $12,695       11.95%          $4,250        4.00%            N/A         N/A
      Bank                                $12,733       11.99%          $4,247        4.00%         $6,370       6.00%
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
Total Capital
   To Risk-Weighted Assets
      Company                             $13,680       12.88%          $8,499        8.00%            N/A         N/A
      Bank                                $13,718       12.92%          $8,494        8.00%        $10,617      10.00%
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------
Tier 1 Capital
  To Average Assets(1)
      Company                             $12,695       10.39%          $4,886        4.00%            N/A         N/A
      Bank                                $12,733       10.43%          $4,885        4.00%         $6,107       5.00%
----------------------------------- -------------- ------------ --------------- ------------ -------------- -----------

(1) The Bank is required to have a Tier 1 Capital to Average Assets Ratios of only 4.00% and 5.00% for Capital Adequacy Purposes and to be Well Capitalized Under Prompt Corrective Action Provisions, respectively. However, under the approval received from the Federal Reserve Bank, the Bank is also required to maintain a minimum Tier 1 Capital to Average Assets of 9.00% until October 2004. At June 30, 2004, and December 31, 2003, the level of Tier 1 Capital required to meet the 9% requirement totaled $12,762,000 and $10,992,000, respectively.

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect. Further information is located in the section labeled Allowance for Loan Losses, later in this report.

         SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The net income was $602,000 and $69,000 for the six-month periods ended June 30, 2004 and 2003, respectively. The basic earnings per share for the six months ended June 30, 2004 and 2003 are $0.83 and $0.09, respectively, and based on the weighted-average number of shares outstanding of 727,576 for each period. The diluted earnings per share for the six months ended June 30, 2004 and 2003 are $0.80 and $0.09, respectively, and based on the weighted-average number of shares outstanding of 748,817 and 737,164, respectively.

The Company experienced an annualized return on average assets of 0.88% and 0.13% for the six-month periods ended June 30, 2004 and 2003, respectively. Additionally, the Company experienced an annualized return on average shareholders' equity of 9.23% and 1.11% for the six-month periods ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, the Company experienced significant asset growth of $26.25 million, or 20.1%, reaching $156.88 million at June 30, 2004, up from the $130.64 million as of December 31, 2003. This increase in assets is in spite of the closing of an escrow account for a new public company during the second quarter, as that company broke escrow, resulting in a $9.0 million withdrawal of assets. Gross loans increased $19.95 million, or 20.8% to end the period at $115.98 million, up from $96.03 million as of December 31, 2003. Deposits also grew, and stood at $143.02 million at June 30, 2004, an increase of 21.7% since December 31, 2003.

         THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The net income was $313,000 for the three months ended June 30, 2004. This compares favorably to the $65,000 profit recorded for the same period in 2003. The basic earnings per share for the three months ended June 30, 2004 and 2003 are $0.43 and $0.09, respectively, and based on the weighted-average number of shares outstanding of 727,576 for each period. The diluted earnings per share for the three months ended June 30, 2004 and 2003 are $0.42 and $0.09, respectively, and based on the weighted-average number of shares outstanding of 750,364 and 737,444, respectively.

The Company experienced an annualized return on average assets of 0.88% and 0.24% for the three-month periods ended June 30, 2004 and 2003, respectively. Additionally, the Company experienced an annualized return on average shareholders' equity of 9.52% and 2.09% for the three-month periods ended June 30, 2004 and 2003, respectively.

In spite of the closing of the $9.0 million short-term escrow account in April 2004, assets still grew by $6.67 million for the quarter.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The "Comparative Statement Analysis," shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

FREDERICK COUNTY BANCORP, INC.
COMPARATIVE STATEMENT ANALYSIS

Six months ended June 30,                                2004                                            2003
---------------------------------------- ------------------------------------------- ----------------------------------------------
                                             Average      Interest          Average        Average       Interest          Average
                                               daily       Income/           Yield/          daily        Income/           Yield/
(dollars in thousands)                       balance          Paid             rate        balance           Paid             rate
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
Assets
Interest-earning assets:
  Federal funds sold                         $10,548          $ 51            0.97%        $ 8,213           $ 47         1.15%
  Interest bearing deposits in other
    banks                                        417             2            0.96           3,162             19          1.21
  Investment securities:
    Taxable                                   16,922           297            3.52          19,362            314          3.27
  Loans                                      104,357         3,060            5.88          69,209          2,160          6.29
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
    Total interest-earning assets            132,244         3,410            5.17          99,946          2,540          5.12
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
Noninterest-earning assets                     4,640                                         4,099
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
    Total assets                            $136,884                                      $104,045
======================================== ============ ============= ================ ============== ============== ================

Liabilities and Shareholders' Equity
Interest-bearing liabilities
   NOW accounts                              $15,072            13            0.17%        $13,214             14         0.21%
   Savings accounts                            3,327             9            0.54           2,126              8          0.76
   Money market accounts                      28,224           131            0.93          19,049             99          1.05
   Certificates of deposit
      $100,000 or more                        28,037           290            2.07          19,524            270          2.79
   Certificates of deposit
      less than $100,000                      29,986           333            2.23          25,738            358          2.80
   Short-term borrowings                         357             7            3.93              26             --            --
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
  Total interest-bearing liabilities         105,003           783            1.50          79,677            749          1.90
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
Noninterest-bearing deposits                  18,589                                        11,730
Noninterest-bearing liabilities                  250                                           225
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
   Total liabilities                         123,842                                        91,632
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
   Total shareholders' equity                 13,042                                        12,413
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
   Total liabilities and                    $136,884
     shareholders' equity                                                                 $104,045
======================================== ============ ============= ================ ============== ============== ================
Net interest income                                         $2,627                                         $1,791
======================================== ============ ============= ================ ============== ============== ================
Net interest spread                                                           3.67%                                       3.22%
======================================== ============ ============= ================ ============== ============== ================
Net interest margin                                                           3.98%                                       3.61%
======================================== ============ ============= ================ ============== ============== ================

FREDERICK COUNTY BANCORP, INC.
COMPARATIVE STATEMENT ANALYSIS

Three months ended June 30,                              2004                                            2003
---------------------------------------- ------------------------------------------- ----------------------------------------------
                                             Average      Interest          Average        Average       Interest          Average
                                               daily       Income/           Yield/          daily        Income/           Yield/
(dollars in thousands)                       balance          Paid             rate        balance           Paid             rate
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
Assets
Interest-earning assets:
  Federal funds sold                         $10,361          $ 26            1.01%        $ 8,474           $ 24            1.14%
  Interest bearing deposits in other
    banks                                        484             1            0.83           3,787             11            1.17
  Investment securities:
    Taxable                                   17,515           150            3.44          17,680            128            2.90
  Loans                                      108,729         1,587            5.85          75,486          1,167            6.20
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
    Total interest-earning assets            137,089         1,764            5.16          05,427          1,330            5.06
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
Noninterest-earning assets                     4,968                                         4,348
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
    Total assets                            $142,057                                      $109,775
======================================== ============ ============= ================ ============== ============== ================

Liabilities and Shareholders' Equity
Interest-bearing liabilities
   NOW accounts                             $ 16,256             7            0.17%        $15,111              9            0.24%
   Savings accounts                            3,347             4            0.48           2,168              4            0.74
   Money market accounts                      28,488            66            0.93          19,671             50            1.02
   Certificates of deposit
      $100,000 or more                        27,965           146            2.09          20,783            139            2.68
   Certificates of deposit
      less than $100,000                      31,325           174            2.23          26,467            177            2.68
   Short-term borrowings                         428             4            3.75              --             --              --
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
  Total interest-bearing liabilities         107,809           401            1.49            84,200            379          1.81
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
Noninterest-bearing deposits                  20,807                                        12,930
Noninterest-bearing liabilities                  284                                           213
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
   Total liabilities                         128,900                                        97,343
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
   Total shareholders' equity                 13,157                                        12,432
---------------------------------------- ------------ ------------- ---------------- -------------- -------------- ----------------
   Total liabilities and                    $142,057
     shareholders' equity                                                                 $109,775
======================================== ============ ============= ================ ============== ============== ================
Net interest income                                         $1,363                                           $951
======================================== ============ ============= ================ ============== ============== ================
Net interest spread                                                           3.67%                                          3.25%
======================================== ============ ============= ================ ============== ============== ================
Net interest margin                                                           3.99%                                          3.62%
======================================== ============ ============= ================ ============== ============== ================

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

         SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The interest income of $3.41 million in 2004 was $870,000 higher than the amount recognized in 2003. This dramatic increase in interest income is due to the growth in average earning assets of $32.30 million or 32.3% since June 30, 2003. The yield on average earning assets in 2004 increased to 5.17% from 5.12% in 2003. The Company's net interest margin was 3.98% and 3.61% and the net interest spread was 3.67% and 3.22% for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in yield on earning assets, net interest margin and net interest spread despite the decline in rates on most categories of interest-earning assets primarily reflects the increase in average loans as a percentage of average earning assets to 78.9% at June 30, 2004, as compared to 69.2% at June 30, 2003.

The interest expense increased marginally from $749,000 in 2003 to $776,000 in 2004 due to the 31.8% increase in volume of average interest-bearing liabilities that increased from $79.68 million as of June 30, 2003 to $105.00 million as of June 30, 2004, net of the offset caused by the decline in the average rate paid on these liabilities from 1.90% in 2003 to 1.50% in 2004.

The decline in the rate paid on interest-bearing liabilities for the first half of 2004 from the levels in 2003, reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in June 2003.

         THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The interest income of $1.76 million in 2004 was $434,000 higher than the amount recognized in 2003. This dramatic increase in interest income is due to the growth in average earning assets of $31.66 million or 30.0% since June 30, 2003. The yield on earning assets in 2004 increased to 5.16% from 5.06% in 2003. This increase in yield is attributable to the impact of a larger percentage of loans to average interest-earning assets. The Company's net interest margin was 3.99% and 3.62% and the net interest spread was 3.67% and 3.25% for the three-month periods ended June 30, 2004 and 2003, respectively. Average loans as a percentage of average interest-earnings assets increased to 79.3% for the three months ended June 30, 2004, as compared to 71.6% for the same period in 2003.

The interest expense increased marginally from $379,000 in 2003 to $401,000 in 2004 due to the increase in volume of interest-bearing liabilities since the rate paid on these liabilities decreased from 1.81% in 2003 to 1.49% in 2004.

NONINTEREST INCOME

Noninterest income was $121,000 and $115,000 for the six-month periods ended June 30, 2004 and 2003, respectively, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2003 is $34,000 of securities gains, which were realized, in the first quarter. Due to the decreasing interest rate environment and the corresponding increase in market value of the fixed income securities in the investment portfolio, management decided to sell approximately $2.4 million in securities during the first quarter of 2003 and use the proceeds to aid in the funding of the loan portfolio.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

NONINTEREST EXPENSES

Noninterest expenses amounted to $1.94 million and $1.63 million for the first six months of 2004 and 2003, respectively. See Note 6 to the financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The changes in noninterest expenses are principally related to the following: an increase in personnel costs (including a bonus accrual of $73,000 for 2004, but there was no accrual for 2003); the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase, along with the introduction of new products; and the additional advertising expense to increase the Bank's name recognition in the local community.

INCOME TAXES

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforward, totaling $544,000 and $910,000 as of June 30, 2004 and 2003, respectively. The Company earned $602,000 for the first half of 2004, $430,000 for the year ended December 31, 2003, but recorded net losses for 2002 and 2001 in the amounts of $1.49 million and $872,000, respectively. Therefore the Company had remaining net loss carryforwards of $1.93 million at the start of 2004.

Since the Company has only been in existence since October 18, 2001 and earned $430,000 for the year 2003 and $602,000 for the first half of 2004, it is management's opinion that it is prudent at this time to reduce the deferred tax valuation allowance only to the extent that income tax benefits are realized. Based on historical performance, the Company feels that since it does not have a proven track record for its earnings potential, it is more likely than not that some portion or all of the deferred tax asset may not be realized.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(23.19) million.

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

The table below, "Interest Rate Sensitivity Gap Analysis," summarizes, as of June 30, 2004, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2004. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

                     INTEREST RATE SENSITIVITY GAP ANALYSIS
                                  JUNE 30, 2004

                                                                Expected Repricing or Maturity Date
-------------------------------------- -------------------------------------------------------------------------------------------
                                          Within             One to            Three to             After
(dollars in thousands)                   One Year         Three Years         Five Years         Five Years            Total
-------------------------------------- --------------- ----------------- ------------------- ------------------ ------------------
Assets
   Federal funds sold                         $17,551             $  --               $  --             $   --           $ 17,551
   Interest-bearing deposits in
      other banks                                 420                --                  --                 --                420
   Investment securities                        1,152             2,475               3,142              8,951             15,720
   Loans                                       43,501            16,302              45,655             10,523            115,981
-------------------------------------- --------------- ----------------- ------------------- ------------------ ------------------
Total interest-earning assets                  62,624            18,777              48,797             19,474            149,672
-------------------------------------- --------------- ----------------- ------------------- ------------------ ------------------

Liabilities
   Savings and NOW Accounts                     1,335             2,670               2,670             20,027             26,702
   Money Market Accounts                        1,379             2,759               2,759             20,690             27,587
   Certificates of Deposit                     31,069            16,521              13,238                 --             60,828
   Short-term borrowings                          450                --                  --                 --                450
-------------------------------------- --------------- ----------------- ------------------- ------------------ ------------------
Total interest-bearing liabilities             34,233            21,950              18,667             40,717            115,567
-------------------------------------- --------------- ----------------- ------------------- ------------------ ------------------
Interest rate sensitivity gap                 $28,391          $(3,173)             $30,130          $(21,243)           $ 34,105
====================================== =============== ================= =================== ================== ==================
Cumulative interest rate
   Sensitivity gap                            $28,391           $25,218             $55,348            $34,105
====================================== =============== ================= =================== ================== ==================
Cumulative gap ratio as a                      18.10%            16.07%              35.28%             21.74%
percentage of total assets
====================================== =============== ================= =================== ================== ==================

CRITICAL ACCOUNTING POLICY:

ALLOWANCE FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses for the first half of 2004 and 2003 was $210,000. The loan growth was $19.95 million and $21.73 million for the first half of 2004 and 2003, respectively. At June 30, 2004 and 2003, the allowance for loan losses was $1.20 million and $985,000, respectively.

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

The specific allowance component is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. At June 30, 2004 there were no loans deemed to be impaired.

The formula allowance component is used for estimating the loss on internally risk rated loans and those loans identified for impairment testing, for which no impairment was identified. The loans meeting the Company's internal criteria for classification, such as special mention, substandard, doubtful and loss, as well as, impaired loans, are segregated from performing loans within the portfolio. These internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-classified loans due to management's concerns regarding collectability or management's knowledge of particular elements surrounding the borrower. Allowance factors increase with the worsening of the internal risk rating.

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

As of June 30, 2004, the real estate loan portfolio constituted 80% of the total loan portfolio. The Company does not have a concentration of loans that exceed 10% of the total loan portfolio to any one industry. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

                                                                     June 30,
------------------------------------------------------------------------------
(dollars in thousands)                                        2004       2003
------------------------------------------------------------------------------
Average total loans outstanding during period             $104,357    $69,209
------------------------------------------------------------------------------
Balance at beginning of period                                $985       $613
Provision charged to operating expenses                        210        210
Recoveries of loans previously charged-off                      --          2
------------------------------------------------------------------------------
                                                             1,195        720
Loans charged-off                                               --       (49)
------------------------------------------------------------------------------
Balance at end of period                                    $1,195       $776
==============================================================================

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------
June 30,                                                       2004     % of
                                                                       Loans
-----------------------------------------------------------------------------
Real estate-construction                                       $ 82      17%
Real estate-mortgage                                            823      63%
Commercial and industrial loans                                 241      17%
Loans to individuals                                             49       3%
-----------------------------------------------------------------------------
                                                             $1,195     100%
=============================================================================

                                                    June 30,      December 31,
------------------------------------------- ----------------- -----------------
                                                        2004              2003
------------------------------------------- ----------------- -----------------
Nonaccrual loans                                        $247               $--
Loans 90 days past due                                    --                --
------------------------------------------- ----------------- -----------------
  Total nonperforming loans                              247                --
Other real estate owned                                   --                --
------------------------------------------- ----------------- -----------------
  Total nonperforming assets                            $247               $--
=========================================== ================= =================
Nonperforming assets to total assets                   0.16%             0.00%
=========================================== ================= =================

There were no other interest-bearing assets at June 30, 2004 nor December 31, 2003, classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew. The above instruments and obligations involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition. None of these instruments or obligations have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments to extend credit and standby letters of credit as of June 30, 2004 were as follows:

                                                                     June 30,
------------------------------------------------------------- ----------------
                                                                         2004
------------------------------------------------------------- ----------------
                                                                  Contractual
(dollars in thousands)                                                 Amount
------------------------------------------------------------- ----------------
------------------------------------------------------------- ----------------
Financial instruments whose notional or contract
  amounts represent credit risk:
  Commitments to extend credit                                        $21,204
  Standby letters of credit                                             1,370
------------------------------------------------------------- ----------------
------------------------------------------------------------- ----------------
Total                                                                 $22,574
============================================================= ================

See Note 8 to the Notes to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding the Company's long-term lease obligations.

CAPITAL RESOURCES

In the fourth quarter of 2001, the Bank completed its offering of common stock, raising an aggregate of $9.44 million net of expenses of the offering. During the third quarter of 2002, the Bank completed the sale of 250,000 shares of common stock in a secondary stock offering, raising an additional $5.17 million, net of expenses of the offering. The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below, and to absorb initial operating losses. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. At June 30, 2004, the Company had outstanding unsecured variable rate debt of $450,000, due in 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2004. See Note 8 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2004, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 8. There are no conditions or events since that notification which management believes have changed the Bank's category.

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

ITEM. 3  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    (d)  Use of Proceeds.  Not Applicable.

    (e)  Small Business Issuer Purchases of Securities.                None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The annual meeting of shareholders of Frederick County
                  Bancorp, Inc. was held on April 13, 2004.

         (b) There were 727,576 shares of Common Stock entitled to vote at the meeting and a total of 604,287 shares, or 83.0%, were represented at the meeting.

         (1) Election of Directors - The following Directors, comprising the entire Board of Directors, were elected to serve a one-year term until the 2005 Annual Meeting of Shareholders:

                          ------------------------------------ ---------------- ------------------
                                       DIRECTOR                      FOR            WITHHOLD
                          ------------------------------------ ---------------- ------------------
                          Emil D. Bennett                              601,496              2,791
                          ------------------------------------ ---------------- ------------------
                          John N. Burdette                             601,496              2,791
                          ------------------------------------ ---------------- ------------------
                          John Denham Crum                             600,246              4,041
                          ------------------------------------ ---------------- ------------------
                          George E. Dredden, Jr.                       600,246              4,041
                          ------------------------------------ ---------------- ------------------
                          William S. Fout                              601,496              2,791
                          ------------------------------------ ---------------- ------------------
                          William J. Kissner                           601,496              2,791
                          ------------------------------------ ---------------- ------------------
                          Martin S. Lapera                             601,496              2,791
                          ------------------------------------ ---------------- ------------------
                          Kenneth G. McCombs                           601,496              2,791
                          ------------------------------------ ---------------- ------------------
                          Farhad Memarsadeghi                          601,496              2,791
                          ------------------------------------ ---------------- ------------------
                          Raymond Raedy                                600,246              4,041
                          ------------------------------------ ---------------- ------------------
                          Ramona C. Remsberg(1)                        600,246              4,041
                          ------------------------------------ ---------------- ------------------

                          (1) Ramona C. Remsberg passed away on April 17, 2004.

         (2) Amendment of the Articles of Incorporation to increase the authorized capital stock and authorize reclassification of unissued shares.

                          ----------------- ------------ --------------- ------------------
                                                                              BROKER
                                FOR           AGAINST       ABSTAIN          NON-VOTE
                          ----------------- ------------ --------------- ------------------
                              528,642          5,575         5,291            64,779
                          ----------------- ------------ --------------- ------------------

         (3) Amendment of the Option Plan to increase the number of shares available for issuance.

                          ----------------- ------------ --------------- ------------------
                                                                              BROKER
                                FOR           AGAINST       ABSTAIN          NON-VOTE
                          ----------------- ------------ --------------- ------------------
                              518,054         14,663         6,791            64,779
                          ----------------- ------------ --------------- ------------------

Item 5. Other Information - On July 6, 2004, Helen G. Hahn was appointed to the Board of Directors of the Company, filling the vacancy caused by the death of Ramona C. Remsberg.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              Exhibit
              No.       Description of Exhibits
              3(a)      Articles of Incorporation of the Company, as amended(1)
              3(b)      Bylaws of the Company(2)
              10(a)     2001 Stock Option Plan(3)
              10(b)     Employment Agreement between the Bank and Martin S. Lapera (4)
              10(c)     Employment Agreement between the Bank and William R. Talley, Jr. (4)
              10(d)     Consulting Agreement between the Bank and Raymond Raedy (4)
              11        Statement  Regarding  Computation of Per Share Income - Please refer to Note 2 to the unaudited consolidated financial statements included herein
              31(a)     Certification of Martin S. Lapera, President and Chief Executive Officer
              31(b)     Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
              32(a)     Certification of Martin S. Lapera, President and Chief Executive Officer
              32(b)     Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

-------------------

  (1) Incorporated by reference to exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission.
  (2) Incorporated by reference to exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
  (3) Incorporated by reference to exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-111761).
  (4) Incorporated by reference to exhibit of the same number to the Bank's Registration Statement on Form 10-SB as filed with the Board of Governors of the Federal Reserve System.

        (b)   Reports on Form 8-K.

         A Form 8-K was filed on April 13, 2004 with the Securities and Exchange Commission, which included a press release reporting the quarter ended March 31, 2004 earnings.

                                   SIGNATURES

         In accordance the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FREDERICK COUNTY BANCORP, INC.



Date:  August 2, 2004             By: /s/ Martin S. Lapera
                                      ----------------------------------------
                                         Martin S. Lapera
                                         President and Chief Executive Officer



Date:  August 2, 2004             By: /s/ William R. Talley, Jr.
                                      ----------------------------------------
                                         William R. Talley, Jr.
                                         Executive Vice President and Chief
                                         Financia Officer