Form 10QSB
period 2004-09-30
FREDERICK COUNTY BANCORP INC
filed 2004-11-10
CIK 1258831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     ( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has
been subject to such filing requirements for the past 90 days.  Yes |X|   No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. There were 1,457,402 shares of Common Stock outstanding as of October 29, 2004.


Transitional Small Business Disclosure Format (check one)     Yes |_|   No |X|

                         FREDERICK COUNTY BANCORP, INC.
                                TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets, September 30, 2004 (Unaudited) and December 31, 2003

         Consolidated Statements of Operations (Unaudited), Three and Nine Months Ended September 30, 2004 and 2003

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited), Nine Months Ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows (Unaudited), Nine Months Ended September 30, 2004 and 2003

         Notes to Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Controls and Procedures

PART II  OTHER INFORMATION

Item 1    Legal Proceedings

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3    Defaults upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6   Exhibits and Reports on Form 8-K

         Signatures

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     September 30,      December 31,
--------------------------------------------------------------------------------------------------------
                                                                          2004              2003
--------------------------------------------------------------------------------------------------------
(dollars in thousands)
--------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------
Cash and due from banks                                                      $  4,781           $ 5,619
Federal funds sold                                                             11,815            10,355
Interest-bearing deposits in other banks                                          300             1,575
--------------------------------------------------------------------------------------------------------
       Cash and cash equivalents                                               16,896            17,549
--------------------------------------------------------------------------------------------------------
Investment securities available for sale-at fair value                         16,682            15,932
--------------------------------------------------------------------------------------------------------
Investment securities held-to-maturity                                            299                --
--------------------------------------------------------------------------------------------------------
Restricted stock                                                                  773               626
--------------------------------------------------------------------------------------------------------
Loans                                                                         123,589            96,029
Less: Allowance for loan losses                                                (1,296)             (985)
--------------------------------------------------------------------------------------------------------
       Net loans                                                              122,293            95,044
--------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                     1,469               936
--------------------------------------------------------------------------------------------------------
Other assets                                                                      780               548
--------------------------------------------------------------------------------------------------------
       Total assets                                                          $159,192          $130,635
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing deposits                                               $ 21,071          $ 17,180
  Interest-bearing deposits                                                   123,337           100,311
--------------------------------------------------------------------------------------------------------
       Total deposits                                                         144,408           117,491
Short-term borrowings                                                             450               120
Accrued interest and other liabilities                                            604               316
--------------------------------------------------------------------------------------------------------
       Total liabilities                                                      145,462           117,927
--------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, per share par value $.01;
   10,000,000 shares authorized; 1,455,152 and
   727,576 shares issued and outstanding, respectively                             15                 7
Additional paid-in capital                                                     14,609            14,617
Retained earnings (deficit)                                                      (899)           (1,929)
Accumulated other comprehensive income                                              5                13
--------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                              13,730            12,708
--------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                            $159,192          $130,635
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                ----------------------------------------------------------
                                                                        For the Three                For the Nine
                                                                         Months Ended                Months Ended
                                                                        September 30,               September 30,
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)                           2004          2003          2004          2003
--------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                             $1,784        $1,268        $4,844        $3,428
  Interest and dividends on investment securities:
    Interest                                                                146            87           425           386
    Dividends                                                                 9             8            27            23
  Interest on federal funds sold                                             34            18            85            65
  Other interest income                                                       2            15             4            34
--------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                 1,975         1,396         5,385         3,936
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                      451           366         1,227         1,115
  Interest on other short-term borrowings                                     5            --            12            --
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                  456           366         1,239         1,115
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       1,519         1,030         4,146         2,821
Provision for loan losses                                                   105           105           315           315
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                       1,414           925         3,831         2,506
--------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Securities gains (losses)                                                  (6)           --            (5)           34
  Service fees                                                               35            30           106            75
  Other operating income                                                     28            20            77            56
--------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                 57            50           178           165
--------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                            644           508         1,806         1,521
  Occupancy and equipment expenses                                          168           164           479           461
  Other operating expenses                                                  231           171           694           488
--------------------------------------------------------------------------------------------------------------------------
    Total noninterest expenses                                            1,043           843         2,979         2,470
--------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                    428           132         1,030           201
Provision for income taxes                                                   --            --            --            --
--------------------------------------------------------------------------------------------------------------------------
Net income                                                               $  428        $  132        $1,030        $  201
==========================================================================================================================
Basic earnings per share (1)                                             $ 0.29        $ 0.09         $0.71        $ 0.14
==========================================================================================================================
Diluted earnings per share (1)                                           $ 0.28        $ 0.09         $0.68        $ 0.14
==========================================================================================================================

Basic weighted average number of shares outstanding (1)               1,455,152     1,455,152     1,455,152     1,455,152
==========================================================================================================================
Diluted weighted average number of shares outstanding (1)             1,514,843     1,477,638     1,511,325     1,475,486
==========================================================================================================================

(1) The amounts shown have been restated for the effects of a two-for-one stock split effected in the form of a 100% stock dividend declared in August 2004 and paid in September 2004.

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                          Accumulated
                                                                                                                Other
                                                                            Additional       Retained   Comprehensive         Total
                                                   Shares        Common        Paid-in       Earnings          Income Shareholders'
(dollars in thousands)                        Outstanding         Stock        Capital      (Deficit)          (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                          727,576            $7        $14,617       $ (2,359)          $ 100       $12,365
Comprehensive income:
  Net income                                                                                      201                           201
  Other comprehensive income (loss)                                                                              (119)         (119)
                                                                                                                       -------------
Comprehensive income                                                                                                             82
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                       727,576            $7        $14,617       $ (2,158)          $ (19)      $12,447
====================================================================================================================================
Balance, January 1, 2004                          727,576            $7        $14,617       $ (1,929)           $ 13       $12,708
Comprehensive income:
   Net income                                                                                   1,030                         1,030
   Other comprehensive income (loss)                                                                               (8)           (8)
                                                                                                                       -------------
Comprehensive income                                                                                                          1,022
                                                                                                                       -------------
Shares issued with stock split, effected
  in the form of a stock dividend                 727,576             8             (8)            --                            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                     1,455,152           $15        $14,609       $   (899)             $5       $13,730
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                         2004                2003
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                               $ 1,030              $  201
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                         149                 137
          Provision for loan losses                                                             315                 315
          Securities (gains) losses                                                               5                 (34)
          Net premium amortization on investment securities                                      78                 243
          Decrease (increase) in other assets                                                  (233)                 52
          Increase (decrease) in accrued interest and other liabilities                         294                (223)
------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) operating activities                                          1,638                 691
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of investment securities available for sale                                     (5,144)            (10,261)
   Purchases of investment securities held to maturity                                         (299)                 --
   Proceeds from sales of investment securities available for sale                            1,188               2,382
   Proceeds from maturities of investment securities available for sale                       3,110              12,949
   Purchases of restricted stock                                                               (147)               (196)
   Net increase in loans                                                                    (27,564)            (30,794)
   Purchases of bank premises and equipment                                                    (682)                (24)
------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                           (29,538)            (25,944)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in NOW, money market accounts, savings accounts and
      noninterest-bearing deposits                                                           14,512              11,176
   Net increase in time deposits                                                             12,405               9,620
   Net increase (decrease) in short-term borrowings                                             330                (200)
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                        27,247              20,596
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                      (653)             (4,657)
Cash and cash equivalents - beginning of period                                              17,549              19,948
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                                   $16,896             $15,291
========================================================================================================================
Supplemental cash flow disclosures:
   Interest paid                                                                             $1,227              $1,119
========================================================================================================================

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

The accompanying consolidated financial statements of Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented as if the exchange of shares occurred on January 1, 2003. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements for the three-month and nine-month periods ended September 30, 2003 reflect only the operations of the Bank, since the Bancorp had not been formed at that time. These statements should be read in conjunction with the financial statements and accompanying footnotes included in the Company's 2003 Annual Report to Shareholders. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ended December 31, 2004.

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

                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)                      2004          2003          2004          2003
---------------------------------------------------------------------------------------------------------------------
Net income                                                            $428          $132        $1,030          $201
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                             $0.29         $0.09         $0.71         $0.14
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                           $0.28         $0.09         $0.68         $0.14
---------------------------------------------------------------------------------------------------------------------
Basic weighted average number of shares outstanding              1,455,152     1,455,152     1,455,152     1,455,152
Effect of dilutive securities - stock options                       59,691        22,486        56,173        20,334
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average number of shares outstanding            1,514,843     1,477,638     1,511,325     1,475,486
=====================================================================================================================

NOTE 3.  EMPLOYEE STOCK OPTION PLAN:

On April 10, 2002, the shareholders of the Bank approved the stock-based compensation plan, which was assumed by the Company in connection with the Exchange. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):

         ---------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
         ---------------------------------------------------------------------------------------------------------------------
         (dollars in thousands, except per share amounts)                 2004            2003            2004           2003
         ---------------------------------------------------------------------------------------------------------------------
         Net income:
           As reported                                                    $428            $132          $1,030           $201
         ---------------------------------------------------------------------------------------------------------------------
           Deduct total stock-based compensation
             expense determined under fair value based
             method for all awards, net of related tax effects              --            (11)              --           (32)
         ---------------------------------------------------------------------------------------------------------------------
           Pro forma                                                      $428            $121          $1,030           $169
         =====================================================================================================================
         Basic earnings per share:
           As reported                                                   $0.29           $0.09           $0.71          $0.14
         =====================================================================================================================
           Pro forma                                                     $0.29           $0.08           $0.71          $0.12
         =====================================================================================================================
         Diluted earnings per share:
           As reported                                                   $0.28           $0.09           $0.68          $0.14
         =====================================================================================================================
           Pro forma                                                     $0.28           $0.08           $0.68          $0.11
         =====================================================================================================================

The stock options granted during 2001 to purchase 133,660 shares have a vesting schedule of 30% on October 18, 2001, 30% on October 18, 2002, and the remaining 40% on October 18, 2003.

There were no options granted in 2004 or 2003. The fair value of the options granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

----------------------------------------------------------------------------
Dividend yield                                                         2.5%
----------------------------------------------------------------------------
Expected Volatility                                                  10.00%
----------------------------------------------------------------------------
Risk free interest rate                                               4.57%
----------------------------------------------------------------------------
Expected life, in years                                                  10
----------------------------------------------------------------------------
Weighted-average fair value of options granted during the year        $1.75
----------------------------------------------------------------------------

NOTE 4.  INVESTMENT PORTFOLIO:

The following tables set forth certain information regarding the Company's investment portfolio at September 30, 2004 and December 31, 2003:

AVAILABLE-FOR-SALE PORTFOLIO

September 30, 2004
-------------------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross    Estimated
                                                   Amortized     Unrealized    Unrealized   Fair Value  Average
(dollars in thousands)                                  Cost           Gain          Loss                    Yield
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
   Agencies and corporations:
     Due after one year through five years             $ 500            $--           $ 8      $   492       2.37%
Mortgage-backed debt securities                       15,973             71            54       15,990       4.04%
Equity Securities                                        200             --            --          200       --
-------------------------------------------------------------------------------------------------------------------
                                                     $16,673            $71           $62      $16,682       3.75%
===================================================================================================================

December 31, 2003
-----------------------------------------------------------------------------------------------------------------
                                                                    Gross         Gross    Estimated
                                                   Amortized   Unrealized    Unrealized   Fair Value      Average
(dollars in thousands)                                  Cost         Gain          Loss                    Yield
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
     Agencies and corporations:
     Due after one year through five years           $ 1,000         $ --           $16      $   984       2.21%
Mortgage-backed debt securities                       14,911           89            52       14,948       3.73%
-----------------------------------------------------------------------------------------------------------------
                                                     $15,911          $89           $68      $15,932       3.63%
=================================================================================================================

HELD-TO-MATURITY PORTFOLIO

September 30, 2004
-----------------------------------------------------------------------------------------------------------------
                                                                    Gross         Gross  Estimated
                                                   Amortized   Unrealized    Unrealized  Fair Value     Average
(dollars in thousands)                                  Cost         Gain          Loss                  Yield
-----------------------------------------------------------------------------------------------------------------
State and political subdivisions:
-----------------------------------------------------------------------------------------------------------------
  Due after five years through ten years                $299          $--           $--        $299    4.78%
=================================================================================================================

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans consist of the following:

                                                                             September 30,     % of    December 31,     % of
(dollars in thousands)                                                           2004         Loans        2003        Loans
-------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Construction and land development                                                  $21,953     18%        $10,741         11%
-------------------------------------------------------------------------------------------------------------------------------
   Mortgage loans:
   Secured by 1 to 4 family residential properties                                     25,430     21%         18,349         19%
         Secured by multi-family (5 or more) residential properties                     3,404      3%             --         --%
   Secured by commercial properties                                                    45,860     37%         43,726         46%
   Secured by farm land                                                                 4,248      3%          1,139          1%
-------------------------------------------------------------------------------------------------------------------------------
     Total mortgage loans                                                              78,942     64%         63,214         66%
-------------------------------------------------------------------------------------------------------------------------------
Loans to farmers                                                                           --      --            775          1%
Commercial and industrial loans                                                        19,068     15%         19,290         20%
Loans to individuals for household, family and other personal expenditures              3,626      3%          2,009          2%
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      123,589    100%         96,029        100%
                                                                                              =======                 =========
   Less allowance for loan losses                                                      (1,296)                  (985)
-------------------------------------------------------------------------------------------------------------------------------
 Net loans                                                                           $122,293                $95,044
==============================================================================================       =================

Transactions in the allowance for loan losses are summarized as follows:

-----------------------------------------------------------------------------------
                                                            Nine Months Ended
                                                              September 30,
-----------------------------------------------------------------------------------
(dollars in thousands)                                         2004           2003
-----------------------------------------------------------------------------------
Average total loans outstanding during period              $109,138        $74,274
-----------------------------------------------------------------------------------
Balance at beginning of period                                 $985           $613
Provision charged to operating expenses                         315            315
Recoveries of loans previously charged-off                       --              2
-----------------------------------------------------------------------------------
                                                              1,300            930
Loans charged-off                                               (4)           (50)
-----------------------------------------------------------------------------------
Balance at end of period                                     $1,296           $880
===================================================================================

NOTE 6.  NONINTEREST EXPENSES:

Noninterest expenses consist of the following:

---------------------------------------------------------------------------------------------------------
                                                     Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
---------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   2004          2003           2004          2003
---------------------------------------------------------------------------------------------------------
Salaries                                                $ 602         $472          $1,663       $1,387
Deferred Personnel Costs                                  (42)         (32)           (115)         (98)
Payroll Taxes                                              35           31             115          113
Employee Insurance                                         28           18              81           58
Other Employee Benefits                                    21           19              62           60
Depreciation                                               52           46             149          137
Rent                                                       60           52             162          145
Utilities                                                  13           17              42           49
Repairs and Maintenance                                    15           29              53           70
ATM Expense                                                13           11              39           33
Other Occupancy and Equipment Expenses                     15            9              34           28
Postage and Supplies                                       17            9              44           31
Data Processing                                            74           60             218          172
Advertising and Promotion                                  31           22             104           71
Legal                                                       2            6              22           16
Insurance                                                  12           15              33           36
Consulting                                                 11           11              31           31
Courier                                                    10            7              25           21
Audit Fees                                                 22           13              66           30
Shareholder Relations                                       2            1               8            1
Other                                                      50           27             143           79
---------------------------------------------------------------------------------------------------------
                                                       $1,043         $843          $2,979       $2,470
=========================================================================================================

A bonus accrual of $153,000 and $80,000 is included in the salaries expense for the nine and three-month periods ended September 30, 2004, whereas, there are no accruals for either period in 2003.

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

The Company made contributions to the Plan in the amounts of $26,000 and $24,000 for the first nine months of 2004 and 2003, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2004.

As of September 30, 2004, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at September 30, 2004 and December 31, 2003 are presented in the following tables.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Minimum To Be Well
                                                                                                 Capitalized Under
                                                                        For Capital              Prompt Corrective
September 30, 2004                            Actual                 Adequacy Purposes           Action Provisions
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                     Amount        Ratio          Amount        Ratio         Amount       Ratio
-----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
   To Risk-Weighted Assets
      Company                             $13,725       10.12%          $5,426        4.00%            N/A         N/A
      Bank                                $13,788       10.18%          $5,416        4.00%         $8,124       6.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total Capital
   To Risk-Weighted Assets
      Company                             $15,021       11.07%         $10,852        8.00%            N/A         N/A
      Bank                                $15,084       11.14%         $10,832        8.00%        $13,540      10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
  To Average Assets(1)
      Company                             $13,725        9.10%          $6,032        4.00%            N/A         N/A
      Bank                                $13,788        9.16%          $6,022        4.00%         $7,528       5.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Minimum To Be Well
                                                                                                 Capitalized Under
                                                                        For Capital              Prompt Corrective
December 31, 2003                             Actual                 Adequacy Purposes           Action Provisions
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                     Amount        Ratio          Amount        Ratio         Amount       Ratio
-----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
   To Risk-Weighted Assets
      Company                             $12,695       11.95%          $4,250        4.00%            N/A         N/A
      Bank                                $12,733       11.99%          $4,247        4.00%         $6,370       6.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total Capital
   To Risk-Weighted Assets
      Company                             $13,680       12.88%          $8,499        8.00%            N/A         N/A
      Bank                                $13,718       12.92%          $8,494        8.00%        $10,617      10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
  To Average Assets(1)
      Company                             $12,695       10.39%          $4,886        4.00%            N/A         N/A
      Bank                                $12,733       10.43%          $4,885        4.00%         $6,107       5.00%
-----------------------------------------------------------------------------------------------------------------------

(1) The Bank is required to have a Tier 1 Capital to Average Assets Ratios of only 4.00% and 5.00% for Capital Adequacy Purposes and to be Well Capitalized Under Prompt Corrective Action Provisions, respectively. However, under the approval received from the Federal Reserve Bank, the Bank is also required to maintain a minimum Tier 1 Capital to Average Assets of 9.00% until October 2004. At September 30, 2004, and December 31, 2003, the level of Tier 1 Capital required to meet the 9% requirement totaled $13,551,000 and $10,992,000, respectively.

Additionally, the Company has not repurchased any outstanding shares of its common stock, nor does it have an approved repurchase program at this time.

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

         NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The net income was $1.03 million and $201,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. The basic earnings per share for the nine months ended September 30, 2004 and 2003 are $0.71 and $0.14, respectively, and based on the weighted-average number of shares outstanding of 1,455,152 for each period. The diluted earnings per share for the nine months ended September 30, 2004 and 2003 are $0.68 and $0.14, respectively, and based on the weighted-average number of shares outstanding of 1,511,325 and 1,475,486, respectively.

The Company experienced an annualized return on average assets of 0.97% and 0.25% for the nine-month periods ended September 30, 2004 and 2003, respectively. Additionally, the Company experienced an annualized return on average shareholders' equity of 10.41% and 2.16% for the nine-month periods ended September 30, 2004 and 2003, respectively.

The Company experienced significant asset growth of $28.56 million, or 21.7%, during the first nine months of 2004, reaching $159.19 million at September 30, 2004, up from the $130.64 million as of December 31, 2003. Gross loans increased $27.56 million, or 28.7% to end the period at $123.59 million, up from $96.03 million as of December 31, 2003. Deposits also grew, and stood at $144.41 million at September 30, 2004, an increase of 22.9% since December 31, 2003. The increase in the bank premises and equipment was primarily due to the purchase of land for a new branch site in the amount of $550,000.

         THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The net income was $428,000 for the three months ended September 30, 2004. This compares favorably to the $132,000 profit recorded for the same period in 2003. The basic earnings per share for the three months ended September 30, 2004 and 2003 are $0.29 and $0.09, respectively, and based on the weighted-average number of shares outstanding of 1,455,152 for each period. The diluted earnings per share for the three months ended September 30, 2004 and 2003 are $0.28 and $0.09, respectively, and based on the weighted-average number of shares outstanding of 1,514,843 and 1,477,638, respectively.

The Company experienced an annualized return on average assets of 1.14% and 0.44% for the three-month periods ended September 30, 2004 and 2003, respectively. Additionally, the Company experienced an annualized return on average shareholders' equity of 12.71% and 4.23% for the three-month periods ended September 30, 2004 and 2003, respectively.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The "Comparative Statement Analysis," shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

FREDERICK COUNTY BANCORP, INC.
COMPARATIVE STATEMENT ANALYSIS

Nine months ended September 30,                                2004                                    2003
-----------------------------------------------------------------------------------------------------------------------------
                                                  Average      Interest      Average       Average     Interest      Average
                                                    Daily       Income/       Yield/         Daily      Income/       Yield/
(dollars in thousands)                            Balance          Paid         Rate       Balance         Paid         Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Federal funds sold                              $10,262        $   85        1.10%      $  8,160       $   65       1.07%
  Interest bearing deposits in other banks            527             4        1.01          4,313           34       1.05
  Investment securities:
    Taxable                                        16,934           452        3.56         18,623          409       2.94
  Loans                                           109,138         4,844        5.91         74,274        3,428       6.17
-----------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                 136,861         5,385        5.24        105,370        3,936       4.99
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                          4,700                                    3,978
-----------------------------------------------------------------------------------------------------------------------------
    Total assets                                 $141,561                                 $109,348
=============================================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities
   NOW accounts                                  $ 15,623            20        0.17%      $ 15,230           24       0.21%
   Savings accounts                                 3,396            13        0.51          2,196           11       0.67
   Money market accounts                           28,814           201        0.93         20,066          148       0.99
   Certificates of deposit
      $100,000 or more                             29,266           472        2.15         20,695          408       2.64
   Certificates of deposit
      less than $100,000                           30,986           521        2.24         25,843          524       2.71
   Short-term borrowings                              388            12        4.12             17           --         --
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities              108,473         1,239        1.52         84,047        1,115       1.77
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                       19,617                                   12,651
Noninterest-bearing liabilities                       283                                      218
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities                              128,373                                   96,616
-----------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                      13,188                                   12,432
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'           $141,561
   equity                                                                                 $109,348
=============================================================================================================================
Net interest income                                              $4,146                                  $2,821
=============================================================================================================================
Net interest spread                                                            3.72%                                  3.22%
=============================================================================================================================
Net interest margin                                                            4.04%                                  3.58%
=============================================================================================================================

FREDERICK COUNTY BANCORP, INC.
COMPARATIVE STATEMENT ANALYSIS

Three months ended September 30,                               2004                                     2003
------------------------------------------------------------------------------------------------------------------------------
                                                  Average       Interest      Average       Average     Interest      Average
                                                    Daily        Income/       Yield/         Daily      Income/       Yield/
(dollars in thousands)                            Balance           Paid         Rate       Balance         Paid         Rate
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Federal funds sold                             $  9,697         $   34       1.39%       $  8,058       $   18       0.89%
  Interest bearing deposits in other banks            746              2       1.06           6,578           15       0.90
  Investment securities:
    Taxable                                        16,960            155       3.63          17,170           95       2.20
  Loans                                           118,598          1,784       5.97          84,236        1,268       5.97
------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                 146,001          1,975       5.37         116,042        1,396       4.77
------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                          4,812                                     3,737
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                 $150,813                                  $119,779
==============================================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities
   NOW accounts                                   $16,712              7       0.17%       $ 19,197           10       0.21%
   Savings accounts                                 3,534              4       0.45           2,334            3       0.51
   Money market accounts                           29,982             70       0.93          22,068           50       0.90
   Certificates of deposit
      $100,000 or more                             31,700            182       2.28          22,998          138       2.38
   Certificates of deposit
      less than $100,000                           32,966            188       2.26          26,048          165       2.51
   Short-term borrowings                              450              5       4.41              --           --         --
------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities              115,344            456       1.57          92,645          366       1.57
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                       21,648                                    14,464
Noninterest-bearing liabilities                       348                                       202
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                              137,340                                   107,311
------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                      13,473                                    12,468
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'           $150,813
   equity                                                                                  $119,779
==============================================================================================================================
Net interest income                                               $1,519                                  $1,030
==============================================================================================================================
Net interest spread                                                            3.80%                                   3.21%
==============================================================================================================================
Net interest margin                                                            4.13%                                   3.52%
==============================================================================================================================

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

         NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The interest income of $5.39 million in 2004 was $1.45 million higher than the amount recognized in 2003. This dramatic increase in interest income is due to the growth in average earning assets of $31.49 million or 29.9% since September 30, 2003. The yield on average earning assets in 2004 increased to 5.24% from 4.99% in 2003. The Company's net interest margin was 4.04% and 3.58% and the net interest spread was 3.72% and 3.22% for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in yield on earning assets, net interest margin and net interest spread, despite the decline in the yield on the loan portfolio, primarily reflects the increase in average loans as a percentage of average earning assets to 79.7% at September 30, 2004, as compared to 70.5% at September 30, 2003.

The interest expense increased marginally from $1.12 million in 2003 to $1.24 million in 2004 due to the 29.1% increase in volume of average interest-bearing liabilities that increased from $84.05 million as of September 30, 2003 to $108.47 million as of September 30, 2004, net of the offset caused by the decline in the average rate paid on these liabilities from 1.77% in 2003 to 1.52% in 2004.

The decline in the rate paid on interest-bearing liabilities for the first nine months of 2004 from the levels in 2003, reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in June 2003. While the Federal Reserve has begun increasing interest rates, an aggregate increase of 0.75% since June 30, 2004, the effect of these increases has not been fully reflected in rates paid on deposit accounts.

         THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The interest income of $1.98 million in 2004 was $579,000 higher than the amount recognized in 2003. This dramatic increase in interest income is due to the growth in average earning assets of $29.96 million or 25.8% since September 30, 2003. The yield on earning assets in 2004 increased to 5.37% from 4.77% in 2003. This increase in yield is attributable to the impact of a larger percentage of loans to average interest-earning assets. The Company's net interest margin was 4.13% and 3.52% and the net interest spread was 3.80% and 3.21% for the three-month periods ended September 30, 2004 and 2003, respectively. Average loans as a percentage of average interest-earnings assets increased to 81.2% for the three months ended September 30, 2004, as compared to 72.6% for the same period in 2003.

The interest expense increased marginally from $366,000 in 2003 to $456,000 in 2004 due to the increase in volume of interest-bearing liabilities since the rate paid on these liabilities remained constant at 1.57% for both periods. As noted above, increases in interest rates by the Federal Reserve have not yet had a significant impact on rates paid on deposits, although it is expected that such rates will increase over time.

NONINTEREST INCOME

Noninterest income was $178,000 and $165,000 for the nine-month periods ended September 30, 2004 and 2003, respectively, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2003 is $34,000 of securities gains, which were realized in the first quarter, and for 2004, $5,000 in securities losses realized in the third quarter.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

NONINTEREST EXPENSES

Noninterest expenses amounted to $2.98 million and $2.47 million for the first nine months of 2004 and 2003, respectively. See Note 6 to the financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The changes in noninterest expenses are principally related to the following: an increase in personnel costs (including a bonus accrual of $153,000 and $80,000 for the nine and three month periods ended September 30, 2004, whereas, there were no accruals for either period in 2003); the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase, along with the introduction of new products; and the additional advertising expense to increase the Bank's name recognition in the local community.

INCOME TAXES

The Company has recorded a $344,000 deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses, against $500,000 in deferred tax assets as of September 30, 2004. At December 31, 2003 the Company had a 100% deferred tax valuation allowance to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforward totaling $910,000.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(22.46) million.

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

The table below, "Interest Rate Sensitivity Gap Analysis," summarizes, as of September 30, 2004, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2004. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

                     INTEREST RATE SENSITIVITY GAP ANALYSIS
                               SEPTEMBER 30, 2004

                                                                   Expected Repricing or Maturity Date
------------------------------------------------------------------------------------------------------------------------------------
                                           Within             One to            Three to             After
(dollars in thousands)                    One Year          Three Years        Five Years         Five Years            Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Federal funds sold                            $11,815            $     -            $    --           $     --          $ 11,815
   Interest-bearing deposits in
      other banks                                    300                 --                 --                 --               300
   Investment securities                           1,062              1,864              5,065              8,790            16,781
   Loans                                          57,009             20,084             37,600              8,896           123,589
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     70,186             21,948             42,665             17,686           152,485
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
   Savings and NOW Accounts                        1,292              2,584              2,584             19,382            25,842
   Money Market Accounts                           1,477              2,954              2,954             22,156            29,541
   Certificates of Deposit                        36,811             19,646             11,497                 --            67,954
   Short-term borrowings                             450                 --                 --                 --               450
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                40,030             25,184             17,035             41,538           123,787
------------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                    $30,156            $(3,236)           $25,630           $(23,852)         $ 28,698
====================================================================================================================================
Cumulative interest rate
   sensitivity gap                               $30,156            $26,920            $52,550           $ 28,698
====================================================================================================================================
Cumulative gap ratio as a
percentage of total assets                        18.94%             16.91%             33.01%             18.03%
====================================================================================================================================

CRITICAL ACCOUNTING POLICY:

ALLOWANCE FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses for the first nine months of 2004 and 2003 was $315,000. The loan growth was $27.56 million for the first nine months of 2004. At September 30, 2004 and December 31, 2003, the allowance for loan losses was $1.30 million and $985,000, respectively.

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

The specific allowance component is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. At September 30, 2004 there were no loans deemed to be impaired.

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

As of September 30, 2004, the real estate loan portfolio constituted 82% of the total loan portfolio. The Company does not have a concentration of loans that exceed 10% of the total loan portfolio to any one industry. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

                                                                               September 30,
---------------------------------------------------------------------------------------------
(dollars in thousands)                                                     2004         2003
---------------------------------------------------------------------------------------------
Average total loans outstanding during period                          $109,138      $74,274
---------------------------------------------------------------------------------------------
Balance at beginning of period                                         $    985      $   613
Provision charged to operating expenses                                     315          315
Recoveries of loans previously charged-off                                   --            2
---------------------------------------------------------------------------------------------
                                                                          1,300          930
Loans charged-off                                                            (4)         (50)
---------------------------------------------------------------------------------------------
Balance at end of period                                               $  1,296      $   880
=============================================================================================

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------
September 30,                                               2004        % of
                                                                       Loans
-----------------------------------------------------------------------------
Real estate-construction                                   $ 121         18%
Real estate-mortgage                                         821         64%
Commercial and industrial loans                              292         15%
Loans to individuals                                          62          3%
-----------------------------------------------------------------------------
                                                          $1,296        100%
=============================================================================

                                               September 30,      December 31,
-------------------------------------------------------------------------------
                                                        2004              2003
-------------------------------------------------------------------------------
Nonaccrual loans                                        $120               $--
Loans 90 days past due                                    --                --
-------------------------------------------------------------------------------
  Total nonperforming loans                              120                --
Other real estate owned                                   --                --
-------------------------------------------------------------------------------
  Total nonperforming assets                            $120               $--
===============================================================================
Nonperforming assets to total assets                   0.08%             0.00%
===============================================================================

There were no other interest-bearing assets at September 30, 2004 nor December 31, 2003, classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of September 30, 2004 were as follows:

                                                                 September 30,
-------------------------------------------------------------------------------
                                                                          2004
-------------------------------------------------------------------------------
                                                                   Contractual
(dollars in thousands)                                                  Amount
-------------------------------------------------------------------------------
Financial instruments whose notional or contract
  amounts represent credit risk:
  Commitments to extend credit                                         $24,580
  Standby letters of credit                                              1,683
-------------------------------------------------------------------------------
Total                                                                  $26,263
===============================================================================

See Note 8 to the Notes to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding the Company's long-term lease obligations.

CAPITAL RESOURCES

In the fourth quarter of 2001, the Bank completed its offering of common stock, raising an aggregate of $9.44 million net of expenses of the offering. During the third quarter of 2002, the Bank completed the sale of 250,000 shares of common stock in a secondary stock offering, raising an additional $5.17 million, net of expenses of the offering. The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below, and to absorb initial operating losses. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. At September 30, 2004, the Company had outstanding unsecured variable rate debt of $450,000, due in 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition, since the Bank is a new financial institution, it is required by the Federal Reserve Bank to maintain a 9.0% Tier 1 capital to average asset ratio (leverage ratio) until October 2004. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2004. See Note 8 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2004, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 8. There are no conditions or events since that notification which management believes have changed the Bank's category.

Additionally, the Company has not repurchased any outstanding shares of its common stock, nor does it have an approved repurchase program at this time.

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

ITEM. 3  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings     None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Sales of Unregistered Securities.     None

     (b) Use of Proceeds.     Not Applicable.

     (c) Small Business Issuer Purchases of Securities     None

Item 3.  Defaults upon Senior Securities      None

Item 4.  Submission of Matters to a Vote of Security Holders     None

Item 5.  Other Information     None

     (a) Information which should have been Reported on Form 8-K.     None

     (b) Material Changes to Procedures for Director Nomination by Shareholders. None

Item 6.  Exhibits

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


                                FREDERICK COUNTY BANCORP, INC.



Date:  November 8, 2004         By: /s/ Martin S. Lapera
                                    ----------------------------------------
                                    Martin S. Lapera
                                    President and Chief Executive Officer



Date:  November 8, 2004         By: /s/ William R. Talley, Jr.
                                    ----------------------------------------
                                    William R. Talley, Jr.
                                    Executive Vice President and Chief Financial
                                    Officer