Form 10KSB
period 2004-12-31
FREDERICK COUNTY BANCORP INC
filed 2005-03-16
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number:  000-50407

FREDERICK COUNTY BANCORP, INC.

(Exact name of issuer as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 West Patrick Street

Frederick, Maryland 21701

(Address of principal executive offices)(Zip Code)

301.620.1400

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2004 were approximately $7,846,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of February 24, 2005 was approximately $33,260,480.  As of March 1, 2005, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,457,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2004 Annual Report to Shareholders are incorporated by reference in Part II hereof.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders,

to be held on April 19, 2005 are incorporated by reference in Part III hereof.

PART I

Item 1.                                                           Description of Business.

General

On September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between Frederick County Bancorp, Inc. (“Bancorp”) and Frederick County Bank (the “Bank”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective.  Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of Bancorp.  As a result of the Exchange, the Bank has become a wholly owned subsidiary of Bancorp, and Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of January 1, 2003.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America  and are presented as if the exchange of shares occurred on January 1, 2003.

The Bank, a Maryland chartered commercial bank, was incorporated on August 30, 2000 and commenced banking operations on October 18, 2001.  The Bank, headquartered in Frederick, Maryland, currently operates out of its main office and one branch office.  The Bank was organized by successful members of the business community in Frederick, Maryland and an experienced senior management team to operate as a local business bank alternative to the superregional financial institutions, which dominate its primary market area. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. The Bank’s mission is to serve the needs of the business and professional community of Frederick County by building long-term relationships. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. The Bank also seeks to become an integral part of the community, a responsible citizen and make decisions based on what is good for the community.

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

The Bank’s commercial loan portfolio consists of term loans, lines of credit and owner occupied commercial real estate loans provided to primarily locally based borrowers.  Traditional installment loans and personal lines of credit are available on a selective basis.

Services offered to our customers include, but are not limited to, the following:

•                  Commercial loans for business purposes to business owners and investors for plant and equipment, personal lines of credit, working capital, real estate renovation, and other sound business purposes;

•                  Commercial real estate loans on income producing properties with an emphasis on adequate debt service coverage and liquidity. Other criteria include satisfactory loan to value ratios as determined by valuations from recognized appraisers. Loans will be made primarily at variable rates, with fixed rates in the two to five year range, with maturities normally no longer than five to ten years;

•                  SBA guaranteed loans;

•                  Cash Management services, including sweep accounts, repurchase agreements, account reconciliation, credit card depository, Automated Clearing House origination, wire transfers, night depository;

•                  Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants and professionals such as doctors and attorneys;

•                  Commercial depository services including interest bearing sweep accounts;

•                  Business checking accounts, and payroll service through outside payroll processors;

•                  Other commercial services based on the individual needs of the customer including direct data services, reconciliation of accounts, night depository, safe deposit boxes, and business services;

•                  On-line data communication with Bank customers;

•                  ATM services;

•                  Equity loans on real estate, home improvement loans, and overdraft checking privileges against preauthorized lines of credit;

•                  Residential mortgage loans, which generally will be sold into the secondary market; and

•                  Retail depository services including personal checking accounts, NOW accounts, regular savings accounts, money market savings accounts, certificates of deposit, and IRA accounts.

The Bank also provides courier services for deposits and other banking services, to better serve customers who are not conveniently located near the Bank’s offices.

The direct lending activities in which the Bank engages each carries the risk that the borrowers will be unable to perform on their obligations.  As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank’s primary market area have a significant impact on the Bank and the Bank’s results of operations.  To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank.  To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the borrower’s ability to generate the necessary cash flow for repayment of the loan, and reduce the Bank’s ability to collect the full amount of the loan upon a default.  To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank’s spread as the interest rates the Bank must pay for deposits increase while interest income is flat.  Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Whenever appropriate and available, the Bank seeks Federal and State loan guarantees, such as the Small Business Administration’s “7A” and “504” loan programs to reduce risks.  The Bank generally requires personal guarantees on all loans; approval of exceptions to this policy is documented.  All borrowers are required to forward annual corporate, partnership and personal financial statements to comply with bank policy and enforced through the loan covenants documentation for each transaction. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates for a short period of time.

Consistent with the objective of the Bank to serve the needs of the business community, the Bank seeks to concentrate its assets in commercial loans and commercial real estate loans.  To be consistent with the requirements of prudent banking practices, adequate assets will be invested in high-grade securities to provide liquidity and safety.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking.  The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies.  Management of the Bank carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures, however, there can be no assurance that such procedures can significantly reduce such lending risks.

Source of Business.  Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank’s market area, demand the convenience and personal service that a smaller, independent financial institution can offer.  It is these themes of convenience and personal service that form the basis of the Bank’s business development strategies.  The Bank provides services from its centrally located main office in Frederick Maryland, and its branch on the north side of Frederick City, which it believes complement the needs of the Bank’s existing and potential customers, and provide prospects for additional growth and expansion.  The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank’s offices.  Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Bank plans to establish additional branch offices over the next two years.  There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank’s customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

Location and Market Area. The main office and headquarters for the Company and the Bank is located at 30 West Patrick Street, Frederick Maryland 21701, in downtown Frederick.  The Bank has one branch, located at 1595 Oppossumtown Pike, Frederick, Maryland.   The Bank has also approved two additional branch locations located at 6910 Crestwood Boulevard, Frederick, Maryland and 100 Commerce Drive, Walkersville, Maryland.  The Bank expects to open the Crestwood and Walkersville branches in late 2005.  The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington.  Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past seven years.  Other than the Bank, no commercial bank based in Frederick County has been organized since 1989, and since the acquisition of FCNB Bank by BB&T Corporation in 2001 and Farmers and Mechanics Bank by Mercantile Corporation in 2003, there are no other financial institutions based in Frederick City which are not affiliated with a larger regional or superregional organization.  The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

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

As of 2000, employment was distributed among the following categories:

Sector	Percent Of Jobs
Agricultural	2.6%
Construction	10.7%
Manufacturing	10.1%
Wholesale and Retail Trade	25.7%
Finance Insurance and Real Estate	7.2%
Transportation and Utilities	2.5%
Services (includes business, health, hospital, legal and education)	27.4%
Government	13.8%

Competition.  Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry.  This transformation, although occurring nationwide, is particularly intense in Frederick County, and the nearby Washington, DC and Baltimore metropolitan areas, because of the changes in the area’s economic base in recent years and changing federal and state laws authorizing interstate mergers and acquisitions of banks, and the interstate establishment or acquisition of branches.

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

The Gramm-Leach-Bliley Act (the “GLB Act”) created a new type of regulated entity, the financial holding company that can offer a broad range of financial products.  These new financial holding companies are able to affiliate with and engage in banking, securities, insurance and other financial activities not permitted under prior law.  The GLB Act also permits banks with or without holding companies to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage.  Large bank holding companies and other large financial service companies in particular will be able to take advantage of the new activities and provide a wider array of products than may be possible for smaller institutions such as the Bank.

Employees

At March 1, 2005, the Company and the Bank employed 34 persons on a full-time basis, two (2) of which are executive officers, and seven (7) persons on a part time basis.  None of the Company’s employees are represented by any collective bargaining group, and the Company believes that its employee relations are good.  The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long- term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

Supervision and Regulation

The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”) and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. The Company is also subject to regular examination by the Federal Reserve.

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

Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

In addition to being a bank holding company, the Company has also been designated a financial holding company and as such under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies and financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve.

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

The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation, which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities.  As a result of federal and state legislation, banks in the Washington, DC/Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Bank’s entering into competition with the Bank.

Banking is a business, which depends on interest rate differentials.  In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank’s earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly, as it relates to monetary policy, the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities.  The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

Branching and Interstate Banking.  The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states, which specifically allow for such branching.  The District of Columbia, Maryland and Virginia have all enacted laws, which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

USA Patriot Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%.  At least half of this amount (4%) should be in the form of core capital.  Tier 1 Capital generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with FAS 115.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans.  Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement.  A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order.  Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such a directive is enforceable in the same manner as a final cease-and-desist order.

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  Under the regulations, a bank shall be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution.  Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators.  In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the bank except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures.  These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where:  (i) an institution’s obligations exceed its assets;  (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice;  (iii) the institution is in an unsafe or unsound condition;  (iv) there is a willful violation of a cease-and-desist order;  (v) the institution is unable to pay its obligations in the ordinary course of business;  (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance;  (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;  (viii) an institution ceases to be insured;  (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Deposit Insurance Premiums.  The FDIA establishes a risk based deposit insurance assessment system.  Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA.  Each of these groups is then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern.  The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well-capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern.  In general, while the Bank Insurance Fund of the FDIC (“BIF”) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums.  Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

Item 2.                                                           Description of Property.

The main office of the Company and the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet.  The Company leases the space under a five (5)-year lease, which commenced in August 2001, at a current annual rent of $110,525, subject to annual increases of 3% per year. The Company has two 5-year renewal options.

The Antietam branch is located at 1595 Opposumtown Pike, Frederick, Maryland and consists of 1,770 square feet in a 28,000 square foot building.  The property is occupied under a five (5)-year lease, which commenced May 2001, at a current annual rent of $50,872, subject to annual increases of 3%, plus additional rent relating to common area fees and taxes.  The Bank has two 5-year renewal options.

The Bank entered into a lease in July 2003 for approximately 3,800 square feet of office space located at 7 North Market Street, Frederick, Maryland, to be used for the Bank’s operations center and is owned by a limited liability company consisting of three shareholders/directors .  The lease term commenced on July 10, 2003 and will expire on July 10, 2008.  Pursuant to this lease, the current annual payments are $46,806 and are subject to annual increases of 5% per year.

Subsequent to December 31, 2004, the Company entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above.  The lease term commenced on February 1, 2005 and will expire on January 31, 2010.  Pursuant to this lease, the current annual payments are $34,452 and are subject to annual increases of 3% per year.

During 2002, the Bank purchased 1.128 acres of vacant land in Walkersville, Maryland.  This site will be held as a future potential branch location.

During 2004, the Bank purchased 0.9243 acres of vacant land  on Crestwood Boulevard in Frederick, Maryland.  This site will be held as a future potential branch location.

The Bank has received site plan approval for the Walkersville and the Crestwood branch sites and anticipates that these facilities will open in late 2005 or early 2006.

The Bank believes that its existing and anticipated new facilities outlined above are adequate to conduct the Bank’s business.

Item 3.                                                           Legal Proceedings.

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At December 31, 2004, there were no pending, or to the knowledge of the Company, threatened, legal proceedings.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.                                                           Market For Common Equity and Related Stockholder Matters

Market for Common Stock.  The Company’s Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market.  As of December 31, 2004, two market makers offered to make a market in the Common Stock in the over the counter “bulletin board” market under the symbol “FCBI”.  The Common Stock has traded only sporadically and in limited volume.  No assurance can be given that an active or established trading market will develop in the foreseeable future.  The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter for 2004 and 2003.  These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.  These quotations do not necessarily reflect the intrinsic or market values of the Common Stock.  Information for dates prior to September 22, 2004 has been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on that date.  Information for periods prior to the Fourth Quarter of 2003 reflect information for the common stock of the Bank. As of December 31, 2004, there were 1,457,402 shares of Common Stock outstanding, held by approximately 658 shareholders of record.

	2004		2003
Quarter	High Bid	Low Bid	High Bid	Low Bid
First	$17.25	$15.50	$12.15	$12.13
Second	$20.00	$16.25	$12.65	$12.18
Third	$21.50	$17.38	$13.50	$12.65
Fourth	$35.00	$19.75	$15.63	$13.50

Dividends.  Neither the Company nor the Bank has paid any cash dividends to date.  The amount of cash dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years.  Under Maryland law, cash dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits.  Therefore, no cash dividends will be paid until the Bank has become profitable, eliminates the deficit in retained earnings, and meets all regulatory capital requirements.  Even if the Bank has earnings in an amount sufficient to pay cash dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Bank.

Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay without prior approval.  Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus.  State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. Compliance with minimum capital requirements, as presently in effect, or as they may be amended from time to time, could limit the amount of dividends that the Bank may pay.  As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.  Please refer to Note 12 to the financial statements included in this report for additional information.

On September 22, 2004, the Company effected a two-for-one stock split in the form of a 100% stock dividend.

Issuer Repurchases of Securities During the Fourth Quarter of 2004.  None.

Recent Sales of Unregistered Shares.  None.

Use of Proceed.  Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans.  Please refer to Item 11 hereof.

Item 6.           Management’s Discussion and Analysis.

The requirement for this section is hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders, pages 3 to 16, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.           Financial Statements.

The requirement for this section is hereby incorporated by reference to the Company’s 2004 Annual Report to Shareholders, pages 17 to 43, “Financial Statements.”

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

ITEM 9.  Directors and Executive Officers of the Registrant.

The Company does not currently have a director serving on the audit committee who it believes is an audit committee financial expert.  It is the Company’s desire to have its audit committee members to be not only independent, within the meaning of NASD Rule 4350, but also to be free of any financial or other relationships with the Company which are permitted under that definition, other than service on the Board of Directors and committees, share ownership and ordinary course banking relationships.  The Board of Directors does not currently have any members who would qualify as an audit committee financial expert, and who meets this additional standard.  While the Company is not averse to having a person who qualifies as an audit committee financial expert serving on the audit committee, it does not intend to appoint a new director solely for this purpose if such person would not also have the other qualities necessary or desirable for a successful director.

The Company has adopted a Code of Ethics that applies to the President and Executive Vice President/Chief Financial Officer.  The Company will provide a copy of the Code of Ethics without charge upon written request directed to William R. Talley, Jr., P.O. Box 1100, Frederick, Maryland 21701-0100.

The other information required by this Item is incorporated by reference to, the material appearing at pages 5 to 7 and 13 of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2005.

ITEM 10.  Executive Compensation.

The information required by this Item is incorporated by reference to, the material appearing at pages 10 to 13 of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2005.

ITEM 11.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	131,210	$10.00	126,540
Equity compensation plans not approved by security holders	0	N/A	0
Total	131,210	$10.00	126,540

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

The other information required by this Item is incorporated by reference to, the material appearing at pages 3 to 4 of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2005.

ITEM 12.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to, the material appearing at pages 12 to 13 of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2005.

ITEM 13.  Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation of the Company(1)
3(b)	Bylaws of the Company(1)
10(a)	2001 Stock Option Plan(2)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(2)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (2)
10(d)	Consulting Agreement between the Bank and Raymond Raedy(2)
10(e)	2002 Executive and Director Deferred Compensation Plan, as amended, filed herewith
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan, filed herewith
11	Statement Regarding Computation of Per Share Income - Please refer to Note 1 to the financial statements for the year ended December 31, 2004.
13	2004 Annual Report to Shareholders
21	Subsidiaries of the Registrant
The sole subsidiary of the Registrant is Frederick County Bank, a Maryland chartered commercial bank.
23	Independent Auditor’s Consent
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

(1)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Exhibit of the same number to the Bank’s Registration Statement on Form 10-SB, as filed with the Board of Governors of the Federal Reserve System.

ITEM 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the material appearing at pages 13 and 14 the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2005.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

March 14, 2005	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 8, 2004.

Name	Position	Signature

Emil D. Bennett	Director	/s/ Emil D. Bennett

John N. Burdette	Chairman of the Board of Directors	/s/ John N. Burdette

J. Denham Crum	Director	/s/ J. Denham Crum

George E. Dredden, Jr.	Director	/s/ George E. Dredden, Jr.

William S. Fout	Director

Helen G. Hahn	Director	/s/ Helen G. Hahn

William J. Kissner	Director	/s/ William J. Kissner

Martin S. Lapera	President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ Martin S. Lapera

Kenneth G. McCombs	Director	/s/ Kenneth G. McCombs

Farhad Memarsadeghi	Director	/s/ Farhad Memarsadeghi

Raymond Raedy	Vice Chairman of the Board of Directors	/s/ Raymond Raedy

William R. Talley, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ William R. Talley, Jr.