Form 10QSB
period 2005-03-31
FREDERICK COUNTY BANCORP INC
filed 2005-05-12
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  000-50407

FREDERICK COUNTY BANCORP, INC.

(Exact name of issuer as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 West Patrick Street

Frederick, Maryland 21701

(Address of principal executive offices)

301.620.1400

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.              Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,458,602 shares of Common Stock outstanding as of April 29, 2005.

Transitional Small Business Disclosure Format (check one)        Yes ☐    No ☒

FREDERICK COUNTY BANCORP, INC.

Frederick County Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(dollars in thousands)	2005	2004

ASSETS
Cash and due from banks	$5,772	$3,524
Federal funds sold	12,701	12,334
Interest-bearing deposits in other banks	6,644	781
Cash and cash equivalents	25,117	16,639
Investment securities available for sale-at fair value	17,011	16,734
Investment securities held-to-maturity - fair value of $293 and $299	299	299
Restricted stock	810	715
Loans	140,029	135,668
Less: Allowance for loan losses	(1,653)	(1,503)
Net loans	138,376	134,165
Bank premises and equipment	1,515	1,481
Other assets	1,430	1,144
Total assets	$184,558	$171,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$24,465	$23,749
Interest-bearing deposits	144,391	131,842
Total deposits	168,856	155,591
Short-term borrowings	450	450
Accrued interest and other liabilities	606	923
Total liabilities	169,912	156,964

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,458,602 and 1,457,402 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,644	14,632
Retained earnings (deficit)	105	(411)
Accumulated other comprehensive income (loss)	(118)	(23)
Total shareholders’ equity	14,646	14,213
Total liabilities and shareholders’ equity	$184,558	$171,177

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2005	2004
Interest income:
Interest and fees on loans	$2,129	$1,473
Interest and dividends on investment securities:
Interest – taxable	155	138
Interest – tax exempt	2	—
Dividends	9	9
Interest on federal funds sold	56	25
Other interest income	2	1
Total interest income	2,353	1,646
Interest expense:
Interest on deposits	618	379
Interest on other short-term borrowings	6	3
Total interest expense	624	382
Net interest income	1,729	1,264
Provision for loan losses	150	105
Net interest income after provision for loan losses	1,579	1,159
Noninterest income:
Service fees	35	35
Other operating income	27	24
Total noninterest income	62	59
Noninterest expenses:
Salaries and employee benefits	636	554
Occupancy and equipment expenses	156	150
Other operating expenses	273	225
Total noninterest expenses	1,065	929
Income before provision for income taxes	576	289
Provision for income taxes	60	—
Net income	$516	$289
Basic earnings per share (1)	$0.35	$0.20
Diluted earnings per share (1)	$0.34	$0.19
Basic weighted average number of shares outstanding (1)	1,457,626	1,455,152
Diluted weighted average number of shares outstanding (1)	1,524,731	1,494,162

(1) The amounts shown have been restated for the effects of a two-for-one stock split effected in the form of a 100% stock dividend declared in August 2004 and paid in September 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulatd Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2004	727,576	$7	$14,617	$(1,929)	$13	$12,708
Comprehensive income:
Net income				289		289
Changes in net unrealized gains on securities available for sale, net of income tax effects					71	71
Comprehensive income						360
Balance, March 31, 2004	727,576	$7	$14,617	$(1,640)	$84	$13,068
Balance, January 1, 2005	1,457,402	$15	$14,632	$(411)	$(23)	$14,213
Comprehensive income:
Net income				516		516

Changes in net unrealized losses on securities available for sale, net of income tax effects					(95)	(95)
Comprehensive income						421
Shares issued under stock option transactions	1,200	—	12	—	—	12
Balance, March 31, 2005	1,458,602	$15	$14,644	$105	$(118)	$14,646

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$516	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38	46
Provision for loan losses	150	105
Net premium amortization on investment securities	24	27
Increase in other assets	(239)	(196)
Decrease in accrued interest and other liabilities	(304)	(53)
Net cash provided by operating activities	185	218
Cash flows from investing activities:
Purchases of investment securities available for sale	(1,513)	(1,925)
Proceeds from maturities of investment securities available for sale	1,057	786
Purchases of restricted stock	(95)	(134)
Net increase in loans	(4,361)	(7,894)
Purchases of bank premises and equipment	(72)	(33)
Net cash used in investing activities	(4,984)	(9,200)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	6,063	16,135
Net increase in time deposits	7,202	2,867
Net increase in short-term borrowings	—	230
Proceeds from issuance of common stock	12	—
Net cash provided by financing activities	13,277	19,232
Net increase in cash and cash equivalents	8,478	10,250
Cash and cash equivalents – beginning of period	16,639	17,549
Cash and cash equivalents – end of period	$25,117	$27,799
Supplemental cash flow disclosures:
Interest paid	$609	$377
Income taxes paid	$230	$—

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the financial statements and accompanying footnotes included in the Company’s 2004 Annual Report to Shareholders.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ended December 31, 2005.

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

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2005	2004
Net income	$516	$289
Basic earnings per share	$0.35	$0.20
Diluted earnings per share	$0.34	$0.19
Basic weighted average number of shares outstanding	1,457,626	1,455,152
Effect of dilutive securities – stock options	67,105	39,010
Diluted weighted average number of shares outstanding	1,524,731	1,494,162

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  There were no stock options granted nor vested during the first three months of 2005 or 2004 and, accordingly, net income and earnings per share would not have been effected if compensation cost for the stock-based compensation plan had been determined on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation).

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2005 and December 31, 2004:

Available-for-sale portfolio

March 31, 2005 (dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$1,000	$—	$20	$980	3.25%
Mortgage-backed debt securities	15,954	16	189	15,781	4.13%
Equity Securities	250	—	—	250	—
	$17,204	$16	$209	$17,011	4.08%

December 31, 2004 (dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$500	$—	$13	$487	2.35%
Mortgage-backed debt securities	16,022	54	79	15,997	4.09%
Equity securities	250	—	—	250	—
	$16,772	$54	$92	$16,734	4.04%

Held-to-maturity portfolio

March 31, 2005 (dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$299	$—	$6	$293	4.78%

December 31, 2004 (dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$299	$—	$—	$299	4.78%

March 31, 2005 (dollars in thousands)	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$480	$20	$480	$20
Mortgage-backed debt securities	8,681	75	4,029	114	12,710	189
State and political subdivisions	293	6	—	—	293	6
Total temporarily impaired securities	$8,974	$81	$4,509	$134	$13,483	$215

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2004 (dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$487	$13	$487	$13
Mortgage-backed debt securities	5,865	60	1,406	19	7,271	79
Total temporarily impaired securities	$5,865	$60	$1,893	$32	$7,758	$92

Because the decline in fair value was caused by interest rates and not credit quality and the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, the Company has not recognized any other-than-temporary impairment in connection with the unrealized losses reflected in the preceding tables.

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(dollars in thousands)	2005	2004
Federal Home Loan Bank of Atlanta	$342	$261
Federal Reserve Bank	428	414
Atlantic Central Bankers Bank	40	40
	$810	$715

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	March 31,	% of	December 31,	% of
(dollars in thousands)	2005	Loans	2004	Loans
Real estate loans:
Construction and land development	$27,993	20%	$21,648	16%
Mortgage loans:
Secured by 1 to 4 family residential properties	26,501	19%	28,066	21%
Secured by multi-family (5 or more) residential properties	4,247	3%	2,083	2%
Secured by commercial properties	50,605	36%	54,325	40%
Secured by farm land	4,645	3%	3,145	2%
Total mortgage loans	85,998	61%	87,619	65%
Loans to farmers	—	—%	759	—%
Commercial and industrial loans	23,684	17%	22,683	17%
Loans to individuals for household, family and other personal expenditures	2,354	2%	2,959	2%
	140,029	100%	135,668	100%
Less allowance for loan losses	(1,653)		(1,503)
Net loans	$138,376		$134,165

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Average total loans outstanding during period	$136,935	$99,985
Balance at beginning of period	$1,503	$985
Provision charged to operating expenses	150	105
Recoveries of loans previously charged-off	—	—
	1,653	1,090
Loans charged-off	—	—
Balance at end of period	$1,653	$1,090

Note 6.  Noninterest Expenses:

Noninterest expenses consist of the following:

	Three Months Ended March 31,
(dollars in thousands)	2005	2004

Salaries	$525	$475
Bonus	13	15
Deferred Personnel Costs	(32)	(29)
Payroll Taxes	65	42
Employee Insurance	36	31
Other Employee Benefits	29	20
Depreciation	38	46
Rent	51	50
Utilities	15	16
Repairs and Maintenance	24	18
ATM Expense	15	12
Other Occupancy and Equipment Expenses	13	8
Postage and Supplies	14	14
Data Processing	87	69
Advertising and Promotion	41	40
Legal	4	17
Insurance	7	10
Consulting	10	10
Courier	10	7
Audit Fees	33	20
Shareholder Relations	1	4
Other	66	34
	$1,065	$929

Note 7.  401(k) Profit Sharing Plan:

The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service.  Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis.  The Company makes discretionary contributions to the Plan based on the Company’s earnings.  The Company’s contributions are subject to a vesting schedule (20 percent per year) requiring the completion of five years of service with the Company before these benefits are fully vested.  A participant’s account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

The Company made contributions to the Plan in the amounts of $21,000 and $15,000 for the first three months of 2005 and 2004, respectively.

Note 8.  Shareholders’ Equity:

Capital:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2005.

As of March 31, 2005, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2005 and December 31, 2004 are presented in the following tables.

March 31, 2005	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$14,764	9.42%	$6,272	4.00%	N/A	N/A
Bank	$14,805	9.46%	$6,262	4.00%	$9,393	6.00%

Total Capital
To Risk-Weighted Assets
Company	$16,417	10.47%	$12,544	8.00%	N/A	N/A
Bank	$16,458	10.51%	$12,524	8.00%	$15,655	10.00%

Tier 1 Capital
To Average Assets
Company	$14,764	8.74%	$6,760	4.00%	N/A	N/A
Bank	$14,805	8.77%	$6,750	4.00%	$8,437	5.00%

December 31, 2004	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$14,236	9.46%	$6,020	4.00%	N/A	N/A
Bank	$14,282	9.51%	$6,000	4.00%	$9,015	6.00%

Total Capital
To Risk-Weighted Assets
Company	$15,739	10.46%	$12,040	8.00%	N/A	N/A
Bank	$15,785	10.51%	$12,020	8.00%	$15,025	10.00%

Tier 1 Capital
To Average Assets
Company	$14,236	8.84%	$6,444	4.00%	N/A	N/A
Bank	$14,282	8.88%	$6,434	4.00%	$8,042	5.00%

Item 2.    Management’s Discussion and Analysis or Plan of Operations.

General

This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Frederick County Bancorp, Inc. (the “Company”) beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters.  Such forward-looking statements are identified by terminology such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “likely”, “unlikely”, “continue”, or similar terms and are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company’s market area, the health of the real estate and construction market in the Company’s market area, the Company’s ability to develop and market new products and to enter new markets, competitive challenges in the Company’s market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward-looking statements contained herein.  Readers are cautioned against placing undue reliance on any such forward-looking statement.  In addition, the Company’s past results of operations do not necessarily indicate its future results.

The following paragraphs provide an overview of the financial condition and results of operations of the Company.  This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

The Company was organized in May 2003 and on September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between the Company and Frederick County Bank (the “Bank”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective.  Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of the Company.  As a result of the Exchange, the Bank has become a wholly owned subsidiary of the Company.  During February 2004, the Company received approval from the Federal Reserve Bank of Richmond to become a financial holding company.

The Bank was incorporated on August 30, 2000 and during 2001 became actively involved in the developmental activities needed to obtain a commercial bank charter in the State of Maryland.  All regulatory approvals were received, and the Bank commenced operations on October 18, 2001.

The Company is continually looking for promising branch sites that will contribute to the Company’s growth and profit expectations.  While additional branching activity is anticipated, there can be no assurance as to when or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value.  The Company has received site plan approval for the construction of two new branches located at 100 Commerce Drive, Walkersville, Maryland and 6910 Crestwood Boulevard, Frederick, Maryland and anticipates that these facilities will open in late 2005 or early 2006.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management’s assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation.  Differences in these assumptions and differences between the estimated and actual losses could have a material effect.  Further information is located in the sections labeled Income Taxes and Allowance for Loan Losses, later in this report.

Three Months Ended March 31, 2005 and 2003

The net income was $516,000 for the three months ended March 31, 2005.  This compares favorably to the $289,000 profit recorded for the same period in 2004.  The basic earnings per share for the three months ended March 31, 2005 and 2004 are $0.35 and $0.20, respectively, and are based on the weighted-average number of shares outstanding of 1,457,626 in 2005 and 1,455,152, in 2004.  The diluted earnings per share for the three months ended March 31, 2005 and 2004 are $0.34 and $0.19, respectively, and are based on the weighted-average number of shares outstanding of 1,524,731 and 1,494,162, respectively.

The Company experienced an annualized return on average assets of 1.22% and 0.88% for the three-month periods ended March 31, 2005 and 2004, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 14.17% and 8.94% for the three-month periods ended March 31, 2005 and 2004, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The “Comparative Statement Analysis,” shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

Frederick County Bancorp, Inc.

Comparative Statement Analysis

	2005			2004
Three months ended March 31, (dollars in thousands)	Average Daily Balance	Interest Income/ Paid	Average Yield/ Rate	Average Daily Balance	Interest Income/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold	$8,773	$56	2.59%	$10,690	$25	0.94%
Interest bearing deposits in other banks	467	2	1.74	350	1	1.15
Investment securities (1):
Taxable	17,442	164	3.81	16,327	147	3.61
Tax-exempt (2)	299	3	4.07	—	—	—
Loans (3)	136,935	2,133	6.32	99,985	1,473	5.91
Total interest-earning assets	163,916	2,358	5.83	127,352	1,646	5.18
Noninterest-earning assets	5,074			4,359
Total assets	$168,990			$131,711

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$15,911	7	0.18%	$13,888	6	0.17%
Savings accounts	3,040	4	0.53	3,307	4	0.49
Money market accounts	28,605	76	1.08	27,958	65	0.93
Certificates of deposit $100,000 or more	41,373	263	2.58	28,108	145	2.07
Certificates of deposit less than $100,000	42,697	268	2.55	28,647	159	2.23
Short-term borrowings	450	6	5.41	286	3	4.00
Total interest-bearing liabilities	132,076	624	1.92	102,194	382	1.50
Noninterest-bearing deposits	21,747			16,371
Noninterest-bearing liabilities	604			215
Total liabilities	154,427			118,780
Total shareholders’ equity	14,563			12,931
Total liabilities and shareholders’ equity	$168,990			$131,711
Net interest income		$1,734			$1,264
Net interest spread			3.91%			3.68%
Net interest margin			4.29%			3.98%

(1)   Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)   Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $1,000 in 2005 and none in 2004 are included in the calculation of the tax-exempt investment interest income.

(3)   Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $4,000 in 2005 and none in 2004 are included in the calculation of the loan interest income.  Amortization of net loan origination expenses charged against interest income totaled $5,000 in both 2005 and 2004.

Net Interest Income

Net interest income is generated from the Company’s lending and investment activities, and is the most significant component of the Company’s earnings.  Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them.  While the Company currently relies almost entirely on deposits to fund loans and investments, with minimal short term borrowings, in future periods it may utilize a higher level of short-term borrowings, including borrowings from the Federal Home Loan Bank, federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

The Bank commenced operations on October 18, 2001.  Since it’s opening, management has been pleased with the Bank’s asset growth.  Core deposit relationships are being developed within the local market place, driven by competitive pricing and excellent customer service.

Three Months Ended March 31, 2005 and 2004

The interest income of $2.35 million in 2005 was $707,000 higher than the amount recognized in 2004.  This dramatic increase in interest income is due to the growth in average earning assets of $36.56 million or 28.71% since March 31, 2004.  The yield on earning assets in 2005 increased to 5.83% from 5.18% in 2004.  This increase in yield is attributable to the impact of a larger percentage of loans to average interest-earning assets and the impact of the increase in short-term rates by the Federal Reserve.  The Company’s net interest margin was 4.29% and 3.98% and the net interest spread was 3.91% and 3.68% for the three-month periods ended March 31, 2005 and 2004, respectively.  Average loans as a percentage of average interest-earnings assets increased to 83.54% for the three months ended March 31, 2005, as compared to 78.51% for the same period in 2004.

The interest expense increased from $382,000 in 2004 to $624,000 in 2005 due to the increase in volume of interest-bearing liabilities along with the increase in the rates paid which increased to 1.92% in 2005 from 1.50% in 2004.

Noninterest Income

Noninterest income was $62,000 and $59,000 for the three-month periods ended March 31, 2005 and 2004, respectively, attributable primarily to service fees on deposit accounts and ATM interchange fees.

The Company’s management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income.  However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

Noninterest expenses amounted to $1.07 million and $929,000 for the first three months of 2005 and 2004, respectively.  See Note 6 to the financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expenses.  The changes in noninterest expenses are principally related to the following: an increase in personnel costs and the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase.  Salaries expense in 2005 was $525,000 up $50,000 from the salaries expense incurred in the same period in 2004.  This increase of 10.53 is for employee pay increases and to make various employee salaries competitive with the current employment environment.

Income Taxes

During the three months ended March 31, 2005, the Company recognized $60,000 of income tax expense in its statement of income, whereas, no income tax expense was incurred for the same period in 2004 due to the net operating loss carryforwards available at that time.  At December 31, 2004, the Company recorded a valuation allowance of $158,000 to reduce the carrying value of the net deferred tax assets carried in the accompanying consolidated balance sheets.  Valuation allowances are provided for deferred tax assets when in management’s judgment a portion, or all, of the deferred tax assets may not be realized.  Factors influencing management’s judgment include: the existence of sustained periods of taxable income and the extent taxes paid in prior periods are recoverable with refund claims.  As of March 31, 2005, the Company was not required to maintain a valuation allowance.

The effective tax rate for the first three months of 2005 was 10.42%, which was positively impacted by the elimination of the $158,000 valuation allowance.  Excluding the effects of the valuation allowance, the effective tax rate would have been 37.85%.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(28.27) million.

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company’s earning assets and funding sources.  An Asset/Liability Committee manages the interest rate sensitivity position in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company’s liquidity analysis, growth, and capital adequacy goals.  It is the objective of the Asset/Liability Committee to maximize net interest margins during periods of both volatile and stable interest rates, to attain earnings growth, and to maintain sufficient liquidity to satisfy depositors’ requirements and meet credit needs of customers.

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2005, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2005.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis

March 31, 2005

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$12,701	$—	$—	$—	$12,701
Interest-bearing deposits in other banks	6,644	—	—	—	6,644
Investment securities(1)	1,369	3,435	5,206	7,050	17,060
Loans	57,891	24,671	45,037	12,430	140,029
Total interest-earning assets	78,605	28,106	50,243	19,480	176,434

Liabilities
Savings and NOW Accounts	1,487	2,976	2,976	22,316	29,755
Money Market Accounts	1,395	2,789	2,789	20,921	27,894
Certificates of Deposit	48,777	28,941	9,024	—	86,742
Short-term borrowings	450	—	—	—	450
Total interest-bearing liabilities	52,109	34,706	14,789	43,237	144,841
Interest rate sensitivity gap	$26,496	$(6,600)	$35,454	$(23,757)	$31,593
Cumulative interest rate sensitivity gap	$26,496	$19,896	$55,350	$31,593
Cumulative gap ratio as a percentage of total assets	14.36%	10.78%	29.99%	17.12%

(1)   Excludes equity securities.

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The provision for loan losses is determined based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  The Company’s provision for loan losses for the first three months of 2005 and 2004 were $150,000 and $105,000, respectively.  The loan growth was $4.36 million for the first three months of 2005 as compared to $7.89 million for the same period in 2004.  Due to the increased exposure to commercial and commercial real estate loans, management deemed it necessary to increase the provision for loan losses in 2005 from the amount recorded for the same period in 2004, even though the loan volume is larger in 2005.  At March 31, 2005 and December 31, 2004, the allowance for loan losses was $1.65 million and $1.50 million, respectively.

The allowance for loan losses is an estimate of the losses in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market.  The provision for loan losses included in the statements of operations serve to maintain the allowance at a level management considers adequate.

The Company’s allowance for loan losses has three basic components: the specific allowance, the formula allowance and the pooled allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  As a result of the uncertainties inherent in the estimation process, management’s estimate of loan losses and the related allowance could change in the near term.

The specific allowance component is used to individually allocate an allowance for loans identified as impaired.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.  At March 31, 2005 there were no loans deemed to be impaired.

The formula allowance component is used for estimating the loss on internally risk rated loans and those loans identified for impairment testing, for which no impairment was identified. The loans meeting the Company’s internal criteria for classification, such as special mention, substandard, doubtful and loss, as well as, impaired loans, are segregated from performing loans within the portfolio. These internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-classified loans due to management’s concerns regarding collectability or management’s knowledge of particular elements surrounding the borrower. Allowance factors increase with the worsening of the internal risk rating.

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

Allowance factors and overall size of the allowance may change from period to period based on management’s assessment of the above-described factors and the relative weights given to each factor.

Management believes that the allowance for loan losses is adequate.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of March 31, 2005, the real estate loan portfolio constituted 81% of the total loan portfolio.  The Company does not have a concentration of loans that exceed 10% of the total loan portfolio to any one industry.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

(dollars in thousands)	2005	March 31, 2004
Average total loans outstanding during period	$136,935	$99,985
Balance at beginning of period	$1,503	$985
Provision charged to operating expenses	150	105
Recoveries of loans previously charged-off	—	—
	1,653	1,090
Loans charged-off	—	—
Balance at end of period	$1,653	$1,090

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

March 31,	2005	% of Loans
Real estate-construction	$224	20%
Real estate-mortgage	907	61%
Commercial and industrial loans	449	17%
Loans to individuals for household, family and other personal expenditures	73	2%
	$1,653	100%

	March 31,	December 31,
	2005	2004
Nonaccrual loans	$101	$102
Loans 90 days past due	—	—
Total nonperforming loans	101	102
Other real estate owned	—	—
Total nonperforming assets	$101	$102
Nonperforming assets to total assets	0.05%	0.06%

There were no other interest-bearing assets at March 31, 2005 nor December 31, 2004, classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments included commitments to extend credit, including unused portions of lines of credit, and standby letters of credit.  The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew.  The above instruments and obligations involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition.  None of these instruments or obligations have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments to extend credit and standby letters of credit as of March 31, 2005 were as follows:

(dollars in thousands)	March 31, 2004 Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,414
Standby letters of credit	2,526
Total	$31,940

See Note 8 to the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  At March 31, 2005, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a variable interest rate, which is tied to the Wall Street Journal Prime Rate, and matures on January 27, 2006.  Subsequent to March 31, 2005, the Company entered into an unsecured revolving line of credit borrowing arrangement with the Atlantic Central Bankers Bank in the amount of $2.00 million.  This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate, which is currently 6.00% and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2005.  See Note 8 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2005, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 8.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

Additionally, the Company has not repurchased any outstanding shares of its common stock, nor does it have an approved repurchase program at this time.

Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a Company’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

Item. 3  Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. None

(b)	Use of Proceeds. Not Applicable.

(c)	Small Business Issuer Purchases of Securities None

Item 3.	Defaults upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

(a)	Information which should have been Reported on Form 8-K. None

(b)	Material Changes to Procedures for Director Nomination by Shareholders. None

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
10(a)	2001 Stock Option Plan(3)
10(b)	Employment Agreement between the Bank and Martin S. Lapera (4)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (4)
10(d)	Consulting Agreement between the Bank and Raymond Raedy (4)
10(e)	2002 Executive and Director Deferred Compensation Plan (5)
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan (5)
10(g)	Loan Agreement with Atlantic Central Bankers Bank, filed herewith
10(h)	Promissory Note with Atlantic Central Bankers Bank, filed herewith
11	Statement Regarding Computation of Per Share Income – Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

(1)   Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission.

(2)   Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.

(3)   Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).

(4)   Incorporated by reference to exhibit of the same number to the Bank’s Registration Statement on Form 10-SB as filed with the Board of Governors of the Federal Reserve System.

(5)   Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: May 10, 2005	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial
Officer