Form 10QSB
period 2005-06-30
FREDERICK COUNTY BANCORP INC
filed 2005-08-03
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  000-50407

FREDERICK COUNTY BANCORP, INC.

(Exact name of issuer as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 North Market Street

Frederick, Maryland 21701

(Address of principal executive offices)

301.620.1400

(Issuer’s telephone number)

30 West Patrick Street

Frederick, Maryland 21701

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.                                          Yes ☒                                                             No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,458,602 shares of Common Stock outstanding as of July 29, 2005.

Transitional Small Business Disclosure Format (check one)                        Yes ☐                                                             No ☒

FREDERICK COUNTY BANCORP, INC.

Frederick County Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars in thousands)	2005	2004
ASSETS
Cash and due from banks	$5,083	$3,524
Federal funds sold	9,905	12,334
Interest-bearing deposits in other banks	5,097	781
Cash and cash equivalents	20,085	16,639
Investment securities available for sale-at fair value	17,909	16,734
Investment securities held-to-maturity - fair value of $850 and $299	849	299
Restricted stock	821	715
Loans	148,516	135,668
Less: Allowance for loan losses	(1,803)	(1,503)
Net loans	146,713	134,165
Bank premises and equipment	1,592	1,481
Other assets	2,412	1,144
Total assets	$190,381	$171,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$31,343	$23,749
Interest-bearing deposits	143,069	131,842
Total deposits	174,412	155,591
Short-term borrowings	450	450
Accrued interest and other liabilities	400	923
Total liabilities	175,262	156,964

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,458,602 and 1,457,402 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,644	14,632
Retained earnings (deficit)	505	(411)
Accumulated other comprehensive income (loss)	(45)	(23)
Total shareholders’ equity	15,119	14,213
Total liabilities and shareholders’ equity	$190,381	$171,177

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$2,324	$1,587	$4,453	$3,060
Interest and dividends on investment securities:
Interest – taxable	158	141	313	279
Interest – tax exempt	5	—	7	—
Dividends	11	9	20	18
Interest on federal funds sold	71	26	127	51
Other interest income	12	1	14	2
Total interest income	2,581	1,764	4,934	3,410
Interest expense:
Interest on deposits	712	397	1,330	776
Interest on other short-term borrowings	7	4	13	7
Total interest expense	719	401	1,343	783
Net interest income	1,862	1,363	3,591	2,627
Provision for loan losses	150	105	300	210
Net interest income after provision for loan losses	1,712	1,258	3,291	2,417
Noninterest income:
Securities gains (losses)	(1)	1	(1)	1
Service fees	38	36	73	71
Other operating income	41	25	68	49
Total noninterest income	78	62	140	121
Noninterest expenses:
Salaries and employee benefits	676	608	1,312	1,162
Occupancy and equipment expenses	180	161	336	311
Other operating expenses	279	238	552	463
Total noninterest expenses	1,135	1,007	2,200	1,936
Income before provision for income taxes	655	313	1,231	602
Provision for income taxes	255	—	315	—
Net income	$400	$313	$916	$602
Basic earnings per share (1)	$0.27	$0.22	$0.63	$0.41
Diluted earnings per share (1)	$0.26	$0.21	$0.60	$0.40
Basic weighted average number of shares outstanding (1)	1,458,602	1,455,152	1,458,117	1,455,152
Diluted weighted average number of shares outstanding (1)	1,527,663	1,500,728	1,526,296	1,497,634

(1)The amounts shown have been restated for the effects of a two-for-one stock split effected in the form of a 100% stock dividend declared in August 2004 and paid in September 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2004	727,576	$7	$14,617	$(1,929)	$13	$12,708
Comprehensive income:
Net income				602		602
Changes in net unrealized losses on securities available for sale, net of income tax effects and reclassification adjustments					(187)	(187)
Comprehensive income						415
Balance, June 30, 2004	727,576	$7	$14,617	$(1,327)	$(174)	$13,123
Balance, January 1, 2005	1,457,402	$15	$14,632	$(411)	$(23)	$14,213
Comprehensive income:
Net income				916		916
Changes in net unrealized losses on securities available for sale, net of income tax effects and reclassification adjustments					(22)	(22)
Comprehensive income						894
Shares issued under stock option transactions	1,200		12			12
Balance, June 30, 2005	1,458,602	$15	$14,644	$505	$(45)	$15,119

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$916	$602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80	97
Provision for loan losses	300	210
Securities losses (gains)	1	(1)
Net premium amortization on investment securities	49	58
Increase in other assets	(1,267)	(150)
Decrease in accrued interest and other liabilities	(510)	(12)
Net cash provided by (used in) operating activities	(431)	804
Cash flows from investing activities:
Purchases of investment securities available for sale	(4,139)	(3,090)
Purchases of investment securities held to maturity	(550)	—
Proceeds from sale of investment securities available for sale	691	695
Proceeds from maturities of investment securities available for sale	2,187	2,095
Purchases of restricted stock	(106)	(145)
Net increase in loans	(12,848)	(19,952)
Purchases of bank premises and equipment	(191)	(102)
Net cash used in investing activities	(14,956)	(20,499)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	7,925	20,245
Net increase in time deposits	10,896	5,279
Net increase in short-term borrowings	—	330
Proceeds from issuance of common stock	12	—
Net cash provided by financing activities	18,833	25,854
Net increase in cash and cash equivalents	3,446	6,159
Cash and cash equivalents – beginning of period	16,639	17,549
Cash and cash equivalents – end of period	$20,085	$23,708
Supplemental cash flow disclosures:
Interest paid	$1,322	$778
Income taxes paid	$771	$—

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.

Notes to Financial Statements (Unaudited)

Note 1.  General:

On August 30, 2000, Frederick County Bank, the sole subsidiary of the Company, was incorporated, and in 2001, the Bank became engaged in the developmental activities needed to obtain a commercial bank charter in the State of Maryland.  The Bank received regulatory approval to commence banking operations on October 18, 2001 and, accordingly, became operational during the year ended December 31, 2001.  The Company was organized in May 2003 and on September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between the Company and Frederick County Bank (the “Bank”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective.  Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of the Company.  As a result of the Exchange, the Bank has become a wholly owned subsidiary of the Company.  During February 2004, the Company received approval from the Federal Reserve Bank of Richmond to become a financial holding company. The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to their customers.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the financial statements and accompanying footnotes included in the Company’s 2004 Annual Report to Shareholders.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ended December 31, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income	$400	$313	$916	$602
Basic earnings per share	$0.27	$0.22	$0.63	$0.41
Diluted earnings per share	$0.26	$0.21	$0.60	$0.40
Basic weighted average number of shares outstanding	1,458,602	1,455,152	1,458,117	1,455,152
Effect of dilutive securities – stock options	69,061	45,576	68,179	42,482
Diluted weighted average number of shares outstanding	1,527,663	1,500,728	1,526,296	1,497,634

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  There were no stock options granted nor vested during the first six months of 2005 or 2004 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation).

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2005 and December 31, 2004:

Available-for-sale portfolio

June 30, 2005

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$1,501	$1	$13	$1,489	3.14%
Mortgage-backed debt securities	16,132	28	90	16,070	4.19%
Equity Securities	350	—	—	350	—
	$17,983	$29	$103	$17,909	4.08%

December 31, 2004

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$500	$—	$13	$487	2.35%
Mortgage-backed debt securities	16,022	54	79	15,997	4.09%
Equity securities	250	—	—	250	—
	$16,772	$54	$92	$16,734	4.04%

Held-to-maturity portfolio

June 30, 2005

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$549	$1	$—	$550	5.04%
Due after ten years	300	—	—	300	5.73%
	$849	$1	$—	$850	5.28%

December 31, 2004

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$299	$—	$—	$299	4.78%

June 30, 2005

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$487	$13	$487	$13
Mortgage-backed debt securities	8,975	34	3,095	56	12,070	90
Total temporarily impaired securities	$8,975	$34	$3,582	$69	$12,557	$103

December 31, 2004

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$487	$13	$487	$13
Mortgage-backed debt securities	5,865	60	1,406	19	7,271	79
Total temporarily impaired securities	$5,865	$60	$1,893	$32	$7,758	$92

Because the decline in fair value was caused by interest rates and not credit quality and the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, the Company has not recognized any other-than-temporary impairment in connection with the unrealized losses reflected in the preceding tables.

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(dollars in thousands)	2005	2004
Federal Home Loan Bank of Atlanta	$342	$261
Federal Reserve Bank	439	414
Atlantic Central Bankers Bank	40	40
	$821	$715

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2005	Loans	2004	Loans
Real estate loans:
Construction and land development	$29,685	20%	$21,648	16%
Mortgage loans:
Secured by 1 to 4 family residential properties	29,083	20%	28,066	21%
Secured by multi-family (5 or more) residential properties	4,837	3%	2,083	2%
Secured by commercial properties	54,184	36%	54,325	40%
Secured by farm land	4,499	3%	3,145	2%
Total mortgage loans	92,603	62%	87,619	65%
Loans to farmers	—	—%	759	—%
Commercial and industrial loans	23,686	16%	22,683	17%
Loans to individuals for household, family and other personal expenditures	2,542	2%	2,959	2%
	148,516	100%	135,668	100%
Less allowance for loan losses	(1,803)		(1,503)
Net loans	$146,713		$134,165

Transactions in the allowance for loan losses are summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2005	2004
Average total loans outstanding during period	$139,542	$104,357
Balance at beginning of period	$1,503	$985
Provision charged to operating expenses	300	210
Recoveries of loans previously charged-off	—	—
	1,803	1,195
Loans charged-off	—	—
Balance at end of period	$1,803	$1,195

Note 6.  Noninterest Expenses:

Noninterest expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004

Salaries	$571	$513	$1,096	$988
Bonus	40	58	53	73
Deferred Personnel Costs	(37)	(44)	(69)	(73)
Payroll Taxes	50	38	115	80
Employee Insurance	25	22	61	53
Other Employee Benefits	27	21	56	41
Depreciation	42	51	80	97
Rent	64	52	115	102
Utilities	15	13	30	29
Repairs and Maintenance	24	20	48	38
ATM Expense	15	14	30	26
Other Occupancy and Equipment Expenses	20	11	33	19
Postage and Supplies	15	13	29	27
Data Processing	98	75	185	144
Advertising and Promotion	48	33	89	73
Legal	3	3	7	20
Insurance	7	11	14	21
Consulting	9	10	19	20
Courier	10	8	20	15
Audit Fees	33	24	66	44
Shareholder Relations	5	2	6	6
Other	51	59	117	93
	$1,135	$1,007	$2,200	$1,936

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

The Company made contributions to the Plan in the amounts of $42,000 and $17,000 for the first six months of 2005 and 2004, respectively, and $21,000 and $15,000 for the three-month periods ended June 30, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2005.

As of June 30, 2005, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2005 and December 31, 2004 are presented in the following tables.

June 30, 2005	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets Company	$15,164	9.20%	$6,591	4.00%	N/A	N/A
Bank	$15,212	9.25%	$6,577	4.00%	$9,866	6.00%

Total Capital
To Risk-Weighted Assets Company	$16,967	10.30%	$13,182	8.00%	N/A	N/A
Bank	$17,015	10.35%	$13,154	8.00%	$16,443	10.00%

Tier 1 Capital
To Average Assets Company	$15,164	8.49%	$7,146	4.00%	N/A	N/A
Bank	$15,212	8.53%	$7,134	4.00%	$8,917	5.00%

December 31, 2004	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets Company	$14,236	9.46%	$6,020	4.00%	N/A	N/A
Bank	$14,282	9.51%	$6,000	4.00%	$9,015	6.00%

Total Capital
To Risk-Weighted Assets Company	$15,739	10.46%	$12,040	8.00%	N/A	N/A
Bank	$15,785	10.51%	$12,020	8.00%	$15,025	10.00%

Tier 1 Capital
To Average Assets Company	$14,236	8.84%	$6,444	4.00%	N/A	N/A
Bank	$14,282	8.88%	$6,434	4.00%	$8,042	5.00%

Note 9.          Recent Accounting Standards:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock

Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair valued method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows.  The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Item 2.           Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

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

General

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

Six Months Ended June 30, 2005 and 2004

The net income was $916,000 for the six months ended June 30, 2005, which compares very favorably to the $602,000 profit recorded for the same period in 2004.  It should be noted that the Company recognized $315,000 of income tax expense in 2005, whereas, no income tax expense was incurred for the same period in 2004 due to the net operating loss carryforwards available at that time.  The basic earnings per share for the six months ended June 30, 2005 and 2004 are $0.63 and $0.41, respectively, and are based on the weighted-average number of shares outstanding of 1,458,117 in 2005 and 1,455,152, in 2004.  The diluted earnings per share for the six months ended June 30, 2005 and 2004 are $0.60 and $0.40, respectively, and are based on the weighted-average number of shares outstanding of 1,526,296 and 1,497,634 respectively.

The Company experienced an annualized return on average assets of 1.05% and 0.88% for the six-month periods ended June 30, 2005 and 2004, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 12.39% and 9.23% for the six-month periods ended June 30, 2005 and 2004, respectively.

Three Months Ended June 30, 2005 and 2004

The net income was $400,000 for the three months ended June 30, 2005 as compared to the $313,000 net earnings recorded for the same period in 2004.  Again, it should be noted that the Company recognized $255,000 of income tax expense during this period in 2005, whereas, no income tax expense was incurred for the same period in 2004 due to the net operating loss carryforwards available at that time.  The basic earnings per share for the three months ended June 30, 2005 and 2004 are $0.27 and $0.22, respectively, and are based on the weighted-average number of shares outstanding of 1,458,602 in 2005 and 1,455,152, in 2004.  The diluted earnings per share for the three months ended June 30, 2005 and 2004 are $0.26 and $0.21, respectively, and are based on the weighted-average number of shares outstanding of 1,527,663 and 1,500,728, respectively.

The Company experienced an annualized return on average assets of 0.90% and 0.88% for the three-month periods ended June 30, 2005 and 2004, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 10.66% and 9.52% for the three-month periods ended June 30, 2005 and 2004, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The “Comparative Statement Analysis,” shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

Frederick County Bancorp, Inc.

Comparative Statement Analysis

Six months ended June 30,

	2005			2004
(dollars in thousands)	Average daily balance	Interest Income/ Paid	Average Yield/ rate	Average daily balance	Interest Income/ Paid	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$9,318	$127	2.75%	$10,548	$51	0.97%
Interest bearing deposits in other banks	1,107	14	2.55	417	2	0.96
Investment securities (1):
Taxable	17,821	333	3.77	16,922	297	3.52
Tax-exempt (2)	382	11	5.81	—	—	—
Loans (3)	139,542	4,460	6.45	104,357	3,060	5.88
Total interest-earning assets	168,170	4,945	5.93	132,244	3,410	5.17
Noninterest-earning assets	5,673			4,640
Total assets	$173,843			$136,884

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$17,220	15	0.18%	$15,072	13	0.17%
Savings accounts	3,071	8	0.53	3,327	9	0.54
Money market accounts	27,688	173	1.26	28,224	131	0.93
Certificates of deposit $100,000 or more	41,918	554	2.67	28,037	290	2.07
Certificates of deposit less than $100,000	44,274	580	2.64	29,986	333	2.23
Short-term borrowings	450	13	5.83	357	7	3.93
Total interest-bearing liabilities	134,621	1,343	2.01	105,003	783	1.50
Noninterest-bearing deposits	23,889			18,589
Noninterest-bearing liabilities	547			250
Total liabilities	159,057			123,842
Total shareholders’ equity	14,786			13,042
Total liabilities and shareholders’ equity	$173,843			$136,884
Net interest income		$3,602			$2,627
Net interest spread			3.92%			3.67%
Net interest margin			4.32%			3.98%

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

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $7,000 in 2005 and none in 2004 are included in the calculation of the loan interest income.  Net loan origination expenses charged against interest income totaled $8,000 in 2004 and in 2005 the fee income and expenses netted to zero.

Frederick County Bancorp, Inc.

Comparative Statement Analysis

Three months ended June 30,

	2005			2004
(dollars in thousands)	Average Daily Balance	Interest Income/ Paid	Average Yield/ Rate	Average Daily Balance	Interest Income/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold	$9,928	$71	2.87%	$10,361	$26	1.01%
Interest bearing deposits in other banks	1,740	12	2.77	484	1	0.83
Investment securities (1):
Taxable	18,195	169	3.73	17,515	150	3.44
Tax-exempt (2)	465	8	6.90	—	—	—
Loans (3)	142,120	2,328	6.57	108,729	1,587	5.85
Total interest-earning assets	172,448	2,588	6.02	137,089	1,764	5.16
Noninterest-earning assets	6,194			4,968
Total assets	$178,642			$142,057

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$18,514	8	0.17%	$16,256	7	0.17%
Savings accounts	3,102	4	0.52	3,347	4	0.48
Money market accounts	26,781	98	1.47	28,488	66	0.93
Certificates of deposit $100,000 or more	42,457	291	2.75	27,965	146	2.09
Certificates of deposit less than $100,000	45,832	311	2.72	31,325	174	2.23
Short-term borrowings	450	7	6.24	428	4	3.75
Total interest-bearing liabilities	137,136	719	2.10	107,809	401	1.49
Noninterest-bearing deposits	26,007			20,807
Noninterest-bearing liabilities	489			284
Total liabilities	163,632			128,900
Total shareholders’ equity	15,010			13,157
Total liabilities and shareholders’ equity	$178,642			$142,057
Net interest income		$1,869			$1,363
Net interest spread			3.92%			3.67%
Net interest margin			4.35%			3.99%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $3,000 in 2005 and none in 2004 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $4,000 in 2005 and none in 2004 are included in the calculation of the loan interest income.  Net loan origination expenses charged against interest income totaled $3,000 in 2004 and net loans fee income of $5,000 in 2005.

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

Six Months Ended June 30, 2005 and 2004

The interest income (on a taxable-equivalent basis) of $4.95 million in 2005 was $1.54 million, or 45.01%, higher than the amount recognized in 2004.  This dramatic increase in interest income is due to the growth in average earning assets and increased yield on earning assets.  Average earning assets increased by $35.93 million, or 27.17%, since June 30, 2004.  The yield on earning assets in 2005 increased to 5.93% from 5.17% in 2004.  This increase in yield is attributable to the impact of a larger percentage of loans to average interest-earning assets and the impact of the increase in short-term rates by the Federal Reserve.  The Company’s net interest margin was 4.32% and 3.98% and the net interest spread was 3.92% and 3.67% for the six-month periods ended June 30, 2005 and 2004, respectively.  Average loans as a percentage of average interest-earnings assets increased to 82.98% for the six months ended June 30, 2005, as compared to 78.91% for the same period in 2004.

The interest expense increased 71.52% from $783,000 in 2004 to $1.34 million in 2005 due to the 28.21% increase in volume of interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 2.01% in 2005 from 1.50% in 2004.

Three Months Ended June 30, 2005 and 2004

The interest income (on a taxable-equivalent basis) of $2.59 million in 2005 was $824,000, or 46.71% higher than the amount recognized in 2004.  As with the six- month period, this increase in interest income is due to the growth in average earning assets and increased yields on earning assets.  Average earning assets increased by $35.36 million, or 25.79%, since June 30, 2004.  The yield on earning assets in 2005 increased to 6.02% from 5.16% in 2004.  This increase in yield is attributable to the impact of a larger percentage of loans to average interest-earning assets and the impact of the increase in short-term rates by the Federal Reserve.  The Company’s net interest margin was 4.35% and 3.99% and the net interest spread was 3.92% and 3.67% for the three-month periods ended June 30, 2005 and 2004, respectively.  Average loans as a percentage of average interest-earnings assets increased to 82.41% for the three months ended June 30, 2005, as compared to 79.31% for the same period in 2004.

The interest expense increased 79.30% from $401,000 in 2004 to $719,000 in 2005 due to the 27.20% increase in volume of interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 2.10% in 2005 from 1.49% in 2004.

Noninterest Income

Noninterest income was $140,000 and $121,000 for the six-month periods ended June 30, 2005 and 2004, respectively, attributable primarily to service fees on deposit accounts and ATM interchange fees.

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

Six Months Ended June 30, 2005 and 2004

Noninterest expenses amounted to $2.20 million and $1.94 million for the first six months of 2005 and 2004, respectively.  The changes in noninterest expenses are principally related to the following: an increase in personnel costs and the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase.  Salaries expense in 2005 was $1.10 million up $108,000 from the salaries expense incurred in the same period in 2004.  This increase of 10.93% reflects employee periodic pay increases and increases to make various employee salaries competitive with the current employment environment.

Three Months Ended June 30, 2005 and 2004

Noninterest expenses amounted to $1.14 million and $1.01 million for these three-month periods in 2005 and 2004, respectively.  The changes in noninterest expenses are principally related to the following: an increase in personnel costs and the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase.  Salaries expense in 2005 was $571,000 up $58,000 from the salaries expense incurred in the same period in 2004.  This increase of 10.16% is for employee pay increases and to make various employee salaries competitive with the current employment environment.

Income Taxes

During the six months ended June 30, 2005, the Company recognized $315,000 of income tax expense, whereas, no income tax expense was incurred for the same period in 2004 due to the net operating loss carryforwards available at that time.  At December 31, 2004, the Company recorded a valuation allowance of $158,000 to reduce the carrying value of the net deferred tax assets carried in the accompanying consolidated balance sheets.  Valuation allowances are provided for deferred tax assets when in management’s judgment a portion, or all, of the deferred tax assets may not be realized.  Factors influencing management’s judgment include: the existence of sustained periods of taxable income and the extent taxes paid in prior periods are recoverable with refund claims.  As of June 30, 2005, the Company was not required to maintain a valuation allowance.

The effective tax rate for the first six months of 2005 was 25.59%, which was positively impacted by the elimination of the $158,000 valuation allowance.  Excluding the effects of the valuation allowance, the effective tax rate would have been 38.42%.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(30.61) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2005, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2005.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis

June 30, 2005

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$9,905	$—	$—	$—	$9,905
Interest-bearing deposits in other banks	5,097	—	—	—	5,097
Investment securities(1)	468	3,799	6,689	7,452	18,408
Loans	56,508	26,933	52,936	12,139	148,516
Total interest-earning assets	71,978	30,732	59,625	19,591	181,926

Liabilities
Savings and NOW Accounts	1,365	2,731	2,731	20,480	27,307
Money Market Accounts	1,266	2,533	2,533	18,993	25,325
Certificates of Deposit	49,508	32,913	8,016	—	90,437
Short-term borrowings	450	—	—	—	450
Total interest-bearing liabilities	52,589	38,177	13,280	39,473	143,519
Interest rate sensitivity gap	$19,389	$(7,445)	$46,345	$(19,882)	$38,407
Cumulative interest rate sensitivity gap	$19,389	$11,944	$58,289	$38,407
Cumulative gap ratio as a percentage of total assets	10.18%	6.27%	30.62%	20.17%

(1) Excludes equity securities.

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The provision for loan losses is determined based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  The Company’s provision for loan losses for the first six months of 2005 and 2004 were $300,000 and $210,000, respectively.  The loan growth was $12.85 million for the first six months of 2005 as compared to $19.95 million for the same period in 2004.  Due to the increased exposure to commercial and commercial real estate loans, management deemed it necessary to increase the provision for loan losses in 2005 from the amount recorded for the same period in 2004, even though the loan volume is larger in 2004.  At June 30, 2005 and December 31, 2004, the allowance for loan losses was $1.80 million and $1.50 million, respectively.

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

The specific allowance component is used to individually allocate an allowance for loans identified as impaired.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.  At June 30,2005 there were no loans deemed to be impaired.

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

As of June 30, 2005, the real estate loan portfolio constituted 82% of the total loan portfolio.  The Company does not have a concentration of loans that exceed 10% of the total loan portfolio to any one industry.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

	June 30,
(dollars in thousands)	2005	2004
Average total loans outstanding during period	$139,542	$104,357
Balance at beginning of period	$1,503	$985
Provision charged to operating expenses	300	210
Recoveries of loans previously charged-off	—	—
	1,803	1,195
Loans charged-off	—	—
Balance at end of period	$1,803	$1,195

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	June 30,		December 31,
	2005	% of Loans	2004	% of Loans
Real estate-construction	$240	20%	$186	16%
Real estate-mortgage	1,110	62%	865	65%
Commercial and industrial loans	413	16%	377	17%
Loans to individuals for household, family and other personal expenditures	40	2%	75	2%
	$1,803	100%	$1,503	100%

	June 30,	December 31,
	2005	2004
Nonaccrual loans	$10	$102
Loans 90 days past due	—	—
Total nonperforming loans	10	102
Other real estate owned	—	—
Total nonperforming assets	$10	$102
Nonperforming assets to total assets	0.01%	0.06%

There were no other interest-bearing assets at June 30, 2005 or December 31, 2004 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of June 30, 2005 were as follows:

June 30,
2005
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$28,979
Standby letters of credit	2,393
Total	$31,372

See Note 8 to the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  At June 30, 2005, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a variable interest rate, which is tied to the Wall Street Journal Prime Rate, and matures on January 27, 2006.  In addition, the Company has an unsecured revolving line of credit borrowing arrangement with the Atlantic Central Bankers Bank in the amount of $2.00 million with no outstanding balance as of June 30, 2005.  This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2005.  See Note 8 to the unaudited consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2005, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 8.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

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

Item. 3  Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings	None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities.	None

(b)	Use of Proceeds.	Not Applicable.

(c)	Small Business Issuer Purchases of Securities	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The annual meeting of shareholders of Frederick County Bancorp, Inc. was held on April 19, 2005.

	(b)	There were 1,457,402 shares of Common Stock entitled to vote at the meeting and a total of 1,185,884 shares, or 81.0%, were represented at the meeting.

	(1)	Election of Directors – The following Directors, comprising the entire Board of Directors, were elected to serve a one-year term until the 2006 Annual Meeting of Shareholders:

DIRECTOR	FOR	WITHHOLD	BROKER NON-VOTES
Emil D. Bennett	1,181,684	4,200	0
John N. Burdette	1,182,684	3,200	0
John Denham Crum	1,184,184	1,700	0
George E. Dredden, Jr.	1,184,184	1,700	0
William S. Fout	1,184,184	1,700	0
Helen G. Hahn	1,183,984	1,900	0
William J. Kissner	1,182,820	3,064	0
Martin S. Lapera	1,184,184	1,700	0
Kenneth G. McCombs	1,184,184	1,700	0
Farhad Memarsadeghi	1,181,668	4,216	0
Raymond Raedy	1,182,684	3,200	0

Item 5.	Other Information

(a)	Information which should have been Reported on Form 8-K.	None

(b)	Material Changes to Procedures for Director Nomination by Shareholders.	None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
10(a)	2001 Stock Option Plan(3)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(4)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (5)
10(d)	Consulting Agreement between the Bank and Raymond Raedy (6)
10(e)	2002 Executive and Director Deferred Compensation Plan (7)
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan (7)
10(g)	Loan Agreement with Atlantic Central Bankers Bank(8)
10(h)	Promissory Note with Atlantic Central Bankers Bank (8)

11	Statement Regarding Computation of Per Share Income – Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(3)          Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).

(4)          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005.

(5)          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.

(6)          Incorporated by reference to exhibit of the same number to the Bank’s Registration Statement on Form 10-SB as filed with the Board of Governors of the Federal Reserve System.

(7)          Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

(8)          Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: August 2, 2005	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: August 2, 2005	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer