Form 10QSB
period 2005-09-30
FREDERICK COUNTY BANCORP INC
filed 2005-10-31
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,458,602 shares of Common Stock outstanding as of October 28, 2005.

Transitional Small Business Disclosure Format (check one)    Yes ☐         No ☒

FREDERICK COUNTY BANCORP, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

Consolidated Balance Sheets, September 30, 2005 and December 31, 2004

Consolidated Statements of Income, Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity, Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operations

Item 3	Controls and Procedures

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

Signatures

Frederick County Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands)	2005	2004
ASSETS
Cash and due from banks	$5,927	$3,524
Federal funds sold	11,628	12,334
Interest-bearing deposits in other banks	4,197	781
Cash and cash equivalents	21,752	16,639
Investment securities available for sale-at fair value	16,676	16,734
Investment securities held-to-maturity - fair value of $1,504 and $299	1,507	299
Restricted stock	821	715
Loans	151,721	135,668
Less: Allowance for loan losses	(1,953)	(1,503)
Net loans	149,768	134,165
Bank premises and equipment	1,633	1,481
Other assets	1,524	1,144
Total assets	$193,681	$171,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$29,659	$23,749
Interest-bearing deposits	147,241	131,842
Total deposits	176,900	155,591
Short-term borrowings	700	450
Accrued interest and other liabilities	602	923
Total liabilities	178,202	156,964

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,458,602 and 1,457,402 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,652	14,632
Retained earnings (deficit)	913	(411)
Accumulated other comprehensive income (loss)	(101)	(23)
Total shareholders’ equity	15,479	14,213
Total liabilities and shareholders’ equity	$193,681	$171,177

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$2,519	$1,784	$6,972	$4,844
Interest and dividends on investment securities:
Interest – taxable	156	146	469	425
Interest – tax exempt	10	—	17	—
Dividends	11	9	31	27
Interest on federal funds sold	78	34	205	85
Other interest income	8	2	22	4
Total interest income	2,782	1,975	7,716	5,385
Interest expense:
Interest on deposits	845	451	2,175	1,227
Interest on other short-term borrowings	10	5	23	12
Total interest expense	855	456	2,198	1,239
Net interest income	1,927	1,519	5,518	4,146
Provision for loan losses	150	105	450	315
Net interest income after provision for loan losses	1,777	1,414	5,068	3,831
Noninterest income:
Securities losses	(7)	(6)	(8)	(5)
Service fees	30	35	103	106
Other operating income	43	28	111	77
Total noninterest income	66	57	206	178
Noninterest expenses:
Salaries and employee benefits	723	644	2,035	1,806
Occupancy and equipment expenses	185	168	521	479
Other operating expenses	281	231	833	694
Total noninterest expenses	1,189	1,043	3,389	2,979
Income before provision for income taxes	654	428	1,885	1,030
Provision for income taxes	246	—	561	—
Net income	$408	$428	$1,324	$1,030
Basic earnings per share	$0.28	$0.29	$0.91	$0.71
Diluted earnings per share	$0.27	$0.28	$0.87	$0.68
Basic weighted average number of shares outstanding	1,458,602	1,455,152	1,458,280	1,455,152
Diluted weighted average number of shares outstanding	1,526,592	1,514,843	1,526,404	1,511,325

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity

Balance, January 1, 2004	727,576	$7	$14,617	$(1,929)	$13	$12,708
Comprehensive income:
Net income	—	—	—	1,030	—	1,030
Changes in net unrealized losses on securities available for sale, net of income tax effects and reclassification adjustments	—	—	—	—	(8)	(8)
Comprehensive income						1,022
Shares issued with stock split, effected in the form of a stock dividend	727,576	8	(8)	—	—	—
Balance, September 30, 2004	1,455,152	$15	$14,609	$(899)	$5	$13,730
Balance, January 1, 2005	1,457,402	$15	$14,632	$(411)	$(23)	$14,213
Comprehensive income:
Net income	—	—	—	1,324	—	1,324
Changes in net unrealized losses on securities available for sale, net of income tax effects and reclassification adjustments	—	—	—	—	(78)	(78)
Comprehensive income						1,246
Shares issued under stock option transactions	1,200	—	20	—	—	20
Balance, September 30, 2005	1,458,602	$15	$14,652	$913	$(101)	$15,479

The accompanying notes are an integral part of these consolidated financial statements.

Frederick County Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$1,324	$1,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123	149
Provision for loan losses	450	315
Securities losses	8	5
Net premium amortization on investment securities	76	78
Increase in other assets	(343)	(233)
Increase (decrease) in accrued interest and other liabilities	(308)	294
Net cash provided by operating activities	1,330	1,638
Cash flows from investing activities:
Purchases of investment securities available for sale	(5,161)	(5,144)
Purchases of investment securities held to maturity	(1,208)	(299)
Proceeds from sale of investment securities available for sale	1,208	1,188
Proceeds from maturities of investment securities available for sale	3,799	3,110
Purchases of restricted stock	(106)	(147)
Net increase in loans	(16,053)	(27,564)
Purchases of bank premises and equipment	(275)	(682)
Net cash used in investing activities	(17,796)	(29,538)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	8,470	14,512
Net increase in time deposits	12,839	12,405
Net increase in short-term borrowings	250	330
Proceeds from issuance of common stock	20	—
Net cash provided by financing activities	21,579	27,247
Net increase (decrease) in cash and cash equivalents	5,113	(653)
Cash and cash equivalents – beginning of period	16,639	17,549
Cash and cash equivalents – end of period	$21,752	$16,896
Supplemental cash flow disclosures:
Interest paid	$2,176	$1,227
Income taxes paid	$1,010	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income	$408	$428	$1,324	$1,030
Basic earnings per share	$0.28	$0.29	$0.91	$0.71
Diluted earnings per share	$0.27	$0.28	$0.87	$0.68
Basic weighted average number of shares outstanding	1,458,602	1,455,152	1,458,280	1,455,152
Effect of dilutive securities – stock options	67,990	59,691	68,124	56,173
Diluted weighted average number of shares outstanding	1,526,592	1,514,843	1,526,404	1,511,325

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  No stock options were granted or vested during the first nine months of 2005 or 2004 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation).

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2005 and December 31, 2004:

Available-for-sale portfolio

September 30, 2005	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
(dollars in thousands)
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$1,500	$—	$18	$1,482	3.86%
Due after five years through ten years	987	—	9	978	4.94%
Mortgage-backed debt securities	13,993	14	151	13,856	4.05%
Equity Securities	360	—	—	360	—
	$16,840	$14	$178	$16,676	4.08%

December 31, 2004	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
(dollars in thousands)
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$500	$—	$13	$487	2.35%
Mortgage-backed debt securities	16,022	54	79	15,997	4.09%
Equity securities	250	—	—	250	—
	$16,772	$54	$92	$16,734	4.04%

Held-to-maturity portfolio

September 30, 2005	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
(dollars in thousands)
State and political subdivisions:
Due after five years through ten years	$705	$—	$3	$702	5.08%
Due after ten years	802	2	2	802	5.63%
	$1,507	$2	$5	$1,504	5.37%

December 31, 2004	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
(dollars in thousands)
State and political subdivisions:
Due after five years through ten years	$299	$—	$—	$299	4.78%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
September 30, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$1,975	$12	$485	$15	$2,460	$27
Mortgage-backed debt securities	8,953	75	3,621	76	12,574	151
State and political subdivisions	1,011	5	—	—	1,011	5

Total temporarily impaired securities	$11,939	$92	$4,106	$91	$16,045	$183

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$487	$13	$487	$13
Mortgage-backed debt securities	5,865	60	1,406	19	7,271	79
Total temporarily impaired securities	$5,865	$60	$1,893	$32	$7,758	$92

Because the decline in fair value was caused by interest rates and not credit quality and the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, the Company has not recognized any other-than-temporary impairment in connection with the unrealized losses reflected in the preceding tables.

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(dollars in thousands)	2005	2004
Federal Home Loan Bank of Atlanta	$342	$261
Federal Reserve Bank	439	414
Atlantic Central Bankers Bank	40	40
	$821	$715

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	September 30,	% of	December 31,	% of
(dollars in thousands)	2005	Loans	2004	Loans
Real estate loans:
Construction and land development	$30,727	20%	$21,648	16%
Mortgage loans:
Secured by 1 to 4 family residential properties	29,848	20%	28,066	21%
Secured by multi-family (5 or more) residential properties	5,424	4%	2,083	2%
Secured by commercial properties	54,775	36%	54,325	40%
Secured by farm land	4,400	2%	3,145	2%
Total mortgage loans	94,447	62%	87,619	65%
Loans to farmers	—	—%	759	—%
Commercial and industrial loans	24,146	16%	22,683	17%
Loans to individuals for household, family and other personal expenditures	2,401	2%	2,959	2%
	151,721	100%	135,668	100%
Less allowance for loan losses	(1,953)		(1,503)
Net loans	$149,768		$134,165

Transactions in the allowance for loan losses are summarized as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2005	2004
Average total loans outstanding during period	$142,972	$109,138
Balance at beginning of period	$1,503	$985
Provision charged to operating expenses	450	315
Recoveries of loans previously charged-off	—	—
	1,953	1,300
Loans charged-off	—	(4)
Balance at end of period	$1,953	$1,296

Note 6.  Noninterest Expenses:

Noninterest expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004

Salaries	$584	$522	1,680	1,510
Bonus	85	80	138	153
Deferred Personnel Costs	(38)	(42)	(107)	(115)
Payroll Taxes	35	35	150	115
Employee Insurance	32	28	93	81
Other Employee Benefits	25	21	81	62
Depreciation	43	52	123	149
Rent	67	60	182	162
Utilities	14	13	44	42
Repairs and Maintenance	26	15	74	53
ATM Expense	16	13	46	39
Other Occupancy and Equipment Expenses	19	15	52	34
Postage and Supplies	13	17	42	44
Data Processing	95	74	280	218
Advertising and Promotion	56	31	145	104
Legal	5	2	12	22
Insurance	9	12	23	33
Consulting	9	11	28	31
Courier	9	10	29	25
Audit Fees	33	22	99	66
Shareholder Relations	—	2	6	8
Other	52	50	169	143
	$1,189	$1,043	$3,389	$2,979

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

The Company made contributions to the Plan in the amounts of $63,000 and $45,000 for the first nine months of 2005 and 2004, respectively, and $21,000 and $15,000 for the three-month periods ended September 30, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2005.

As of September 30, 2005, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2005 and December 31, 2004 are presented in the following tables.

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Tier 1 Capital
To Risk-Weighted Assets
Company	$15,580	9.32%	$6,686	4.00%	N/A	N/A
Bank	$15,636	9.37%	$6,671	4.00%	$10,007	6.00%

Total Capital
To Risk-Weighted Assets
Company	$17,533	10.49%	$13,372	8.00%	N/A	N/A
Bank	$17,589	10.55%	$13,343	8.00%	$16,679	10.00%

Tier 1 Capital
To Average Assets
Company	$15,580	8.42%	$7,399	4.00%	N/A	N/A
Bank	$15,636	8.47%	$7,385	4.00%	$9,231	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Tier 1 Capital
To Risk-Weighted Assets
Company	$14,236	9.46%	$6,020	4.00%	N/A	N/A
Bank	$14,282	9.51%	$6,000	4.00%	$9,015	6.00%

Total Capital
To Risk-Weighted Assets
Company	$15,739	10.46%	$12,040	8.00%	N/A	N/A
Bank	$15,785	10.51%	$12,020	8.00%	$15,025	10.00%

Tier 1 Capital
To Average Assets
Company	$14,236	8.84%	$6,444	4.00%	N/A	N/A
Bank	$14,282	8.88%	$6,434	4.00%	$8,042	5.00%

Note 9.          Recent Accounting Standards:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

The Company is continually looking for promising branch sites that will contribute to the Company’s growth and profit expectations.  While additional branching activity is anticipated, there can be no assurance as to when or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value.  The Company has received site plan approval for the construction of two new branches located at 200 Commerce Drive, Walkersville, Maryland and 6910 Crestwood Boulevard, Frederick, Maryland and anticipates that these facilities will open in early to mid 2006.

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

Deposits

Deposits grew by $2.49 million, or 1.43%, from June 30, 2005 to a balance of $176.90 million as of September 30, 2005, by $32.49 million, or 22.50% from September 30, 2004 and by $21.31 million, or 13.70% from December 31, 2004.  The Company’s deposit growth strategy is to increase deposits in response to loan demand.  Since the Company’s best return is obtained from the lending function, it has decided to slow the growth in deposits in conjunction with the slower loan growth.

Nine Months Ended September 30, 2005 and 2004

The net income was $1.32 million for the nine months ended September 30, 2005, which compares very favorably to the $1.03 million profit recorded for the same period in 2004.  It should be noted that the Company recognized $561,000 of income tax expense in 2005, whereas, no income tax expense was incurred for the same period in 2004 due to the net operating loss carryforwards available at that time.  The basic earnings per share for the nine months ended September 30, 2005 and 2004 are $0.91 and $0.71, respectively, and are based on the weighted-average number of shares outstanding of 1,458,280 in 2005 and 1,455,152, in 2004.  The diluted earnings per share for the nine months ended September 30, 2005 and 2004 are $0.87 and $0.68, respectively, and are based on the weighted-average number of shares outstanding of 1,526,404 and 1,511,325 respectively.

The Company experienced an annualized return on average assets of 0.99% and 0.97% for the nine-month periods ended September 30, 2005 and 2004, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 11.76% and 10.41% for the nine-month periods ended September 30, 2005 and 2004, respectively.

Much of the Company’s success can be attributed to the strength and stability of the local economy.  However, Management has some concerns that national economic conditions will be negatively affected by higher energy costs and increasing interest rates.  Consequently, the strain on the ability of consumers and businesses to handle these added costs can be expected to have a negative impact on the banking industry’s financial performance, specifically with respect to loan portfolio growth, loan quality and profitability.  Although the Company is not immune to the effects of an economic slowdown, Management believes the Company is well positioned with sound financial condition and positive earnings momentum.

Three Months Ended September 30, 2005 and 2004

The net income was $408,000 for the three months ended September 30, 2005 as compared to the $428,000 net earnings recorded for the same period in 2004.  Again, it should be noted that the Company recognized $246,000 of income tax expense during this period in 2005, whereas, no income tax expense was incurred for the same period in 2004 due to the net operating loss carryforwards available at that time.  The basic earnings per share for the three months ended September 30, 2005 and 2004 are $0.28 and $0.29, respectively, and are based on the weighted-average number of shares outstanding of 1,458,602 in 2005 and 1,455,152, in 2004.  The diluted earnings per share for the three months ended September 30, 2005 and 2004 are $0.27 and $0.28, respectively, and are based on the weighted-average number of shares outstanding of 1,526,592 and 1,514,843, respectively.

The Company experienced an annualized return on average assets of 0.88% and 1.14% for the three-month periods ended September 30, 2005 and 2004, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 10.58% and 12.71% for the three-month periods ended September 30, 2005 and 2004, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The “Comparative Statement Analysis,” shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

Frederick County Bancorp, Inc.

Comparative Statement Analysis

	2005			2004
Nine months ended September 30,	Average daily balance	Interest Income/ Paid	Average Yield/ rate	Average daily balance	Interest Income/ Paid	Average Yield/ rate
(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$9,171	$205	2.99%	$10,262	$85	1.10%
Interest bearing deposits in other banks	1,075	22	2.74	527	4	1.01
Investment securities (1):
Taxable	17,991	500	3.72	16,934	452	3.56
Tax-exempt (2)	646	26	5.38	—	—	—
Loans (3)	142,972	6,983	6.53	109,138	4,844	5.91
Total interest-earning assets	171,855	7,736	6.02	136,861	5,385	5.24
Noninterest-earning assets	5,744			4,700
Total assets	$177,599			$141,561

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$16,696	22	0.18%	$15,623	20	0.17%
Savings accounts	3,040	12	0.53	3,396	13	0.51
Money market accounts	27,809	303	1.46	28,814	201	0.93
Certificates of deposit $100,000 or more	42,548	894	2.81	29,266	472	2.15
Certificates of deposit less than $100,000	45,779	944	2.76	30,986	521	2.24
Short-term borrowings	503	23	6.11	388	12	4.12
Total interest-bearing liabilities	136,375	2,198	2.15	108,473	1,239	1.52
Noninterest-bearing deposits	25,705			19,617
Noninterest-bearing liabilities	509			283
Total liabilities	162,589			128,373
Total shareholders’ equity	15,010			13,188
Total liabilities and shareholders’ equity	$177,599			$141,561
Net interest income		$5,538			$4,146
Net interest spread			3.87%			3.72%
Net interest margin			4.31%			4.04%

(1)     Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)     Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $9,000 in 2005 and none in 2004 are included in the calculation of the tax-exempt investment interest income.

(3)     Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $11,000 in 2005 and none in 2004 are included in the calculation of the loan interest income.  Net loan origination expenses charged against interest income totaled $4,000 in 2004 and $10,000 in 2005 the fee income and expenses netted to zero.

Frederick County Bancorp, Inc.

Comparative Statement Analysis

	2005			2004
Three months ended September 30,	Average Daily Balance	Interest Income/ Paid	Average Yield/ Rate	Average Daily Balance	Interest Income/ Paid	Average Yield/ Rate
(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$8,883	$78	3.48%	$9,697	$34	1.39%
Interest bearing deposits in other banks	1,010	8	3.14	746	2	1.06
Investment securities (1):
Taxable	18,326	167	3.62	16,960	155	3.63
Tax-exempt (2)	1,163	15	5.12	—	—	—
Loans (3)	149,721	2,523	6.69	118,598	1,784	5.97
Total interest-earning assets	179,103	2,791	6.18	146,001	1,975	5.37
Noninterest-earning assets	5,874			4,812
Total assets	$184,977			$150,813

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$15,664	$7	0.18%	$16,712	$7	0.17%
Savings accounts	2,978	4	0.53	3,534	4	0.45
Money market accounts	28,045	129	1.82	29,982	70	0.93
Certificates of deposit $100,000 or more	43,788	340	3.08	31,700	182	2.28
Certificates of deposit less than $100,000	48,742	365	2.97	32,966	188	2.26
Short-term borrowings	608	10	6.53	450	5	4.41
Total interest-bearing liabilities	139,825	855	2.43	115,344	456	1.57
Noninterest-bearing deposits	29,278			21,648
Noninterest-bearing liabilities	448			348
Total liabilities	169,551			137,340
Total shareholders’ equity	15,426			13,473
Total liabilities and shareholders’ equity	$184,977			$150,813
Net interest income		$1,936			$1,519
Net interest spread			3.75%			3.80%
Net interest margin			4.29%			4.13%

(1)     Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)     Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $5,000 in 2005 and none in 2004 are included in the calculation of the tax-exempt investment interest income.

(3)     Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $4,000 in 2005 and none in 2004 are included in the calculation of the loan interest income.  Net loan origination expenses charged against interest income totaled $4,000 in 2005 and $2,000 in 2004.

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

Nine Months Ended September 30, 2005 and 2004

The interest income (on a taxable-equivalent basis) of $7.74 million in 2005 was $2.35 million, or 43.66%, higher than the amount recognized in 2004.  This dramatic increase in interest income is due to the growth in average earning assets and increased yield on earning assets.  Average earning assets increased by $34.99 million, or 25.57%, since September 30, 2004.  The yield on earning assets in 2005 increased to 6.02% from 5.24% in 2004.  This increase in yield is attributable to the impact of a larger percentage of loans to average interest-earning assets and the impact of the increase in short-term rates by the Federal Reserve.  The Company’s net interest margin was 4.31% and 4.04% and the net interest spread was 3.86% and 3.72% for the nine-month periods ended September 30, 2005 and 2004, respectively.  Average loans as a percentage of average interest-earnings assets increased to 83.19% for the nine months ended September 30, 2005, as compared to 79.74% for the same period in 2004.

The interest expense increased 77.40% from $1.24 million in 2004 to $2.20 million in 2005 due to the 25.72% increase in volume of interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 2.15% in 2005 from 1.52% in 2004.

Three Months Ended September 30, 2005 and 2004

The interest income (on a taxable-equivalent basis) of $2.79 million in 2005 was $816,000, or 41.32% higher than the amount recognized in 2004.  As with the nine-month period, this increase in interest income is due to the growth in average earning assets and increased yields on earning assets.  Average earning assets increased by  $33.10 million, or 22.67%, since September 30, 2004.  The yield on earning assets in 2005 increased to 6.18% from 5.37% in 2004.  This increase in yield is attributable to the impact of a larger percentage of loans to average interest-earning assets and the impact of the increase in short-term rates by the Federal Reserve.  The Company’s net interest margin was 4.29% and 4.13% and the net interest spread was 3.76% and 3.80% for the three-month periods ended September 30, 2005 and 2004, respectively.  Average loans as a percentage of average interest-earnings assets increased to 83.59% for the three months ended September 30, 2005, as compared to  81.23% for the same period in 2004.

The interest expense increased 87.50% from $456,000 in 2004 to $855,000 in 2005 due to the 21.22% increase in volume of interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 2.43% in 2005 from 1.57% in 2004.

Since short-term interest rates are on the rise, as noted above, the Company’s funding costs have been increasing also.  This increase in funding costs has decreased the net interest margin from 4.35% during the second quarter of 2005 to 4.29% during the third quarter of 2005, a drop of 6 basis points.  This brings the net interest margin back to the level recognized in the first quarter of 2005.

Noninterest Income

Noninterest income was $206,000 and $178,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, the increase being attributable primarily to the $25,000 of income generated during 2005 by the Company’s mortgage subsidiary, which was established in the fourth quarter of 2004.

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

Nine Months Ended September 30, 2005 and 2004

Noninterest expenses amounted to $3.39 million and $2.98 million for the first nine months of 2005 and 2004, respectively.  The changes in noninterest expenses are principally related to the following: an increase in personnel costs, the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase, and increased advertising expenses.  Salaries expense in 2005 was $1.68 million, up $170,000 from the salaries expense incurred in the same period in 2004.  This increase of 11.25% reflects employee periodic pay increases and increases to make various employee salaries competitive with the current employment environment.

Three Months Ended September 30, 2005 and 2004

Noninterest expenses amounted to $1.19 million and $1.04 million for these three-month periods in 2005 and 2004, respectively.  The changes in noninterest expenses are principally related to the following: an increase in personnel costs and the increase in data processing expenses, which increase as the number and volume of loans and deposit accounts increase, and increased advertising expenses.  Salaries expense in 2005 was $584,000, up $62,000 from the salaries expense incurred in the same period in 2004.  This increase of 11.88% is for employee pay increases and to make various employee salaries competitive with the current employment environment.

Income Taxes

During the nine months ended September 30, 2005, the Company recognized $561,000 of income tax expense, whereas, no income tax expense was incurred for the same period in 2004 due to the net operating loss carryforwards available at that time.  At December 31, 2004, the Company recorded a valuation allowance of $158,000 to reduce the carrying value of the net deferred tax assets carried in the accompanying consolidated balance sheets.  Valuation allowances are provided for deferred tax assets when in Management’s judgment a portion, or all, of the deferred tax assets may not be realized.  Factors influencing Management’s judgment include: the existence of sustained periods of taxable income and the extent taxes paid in prior periods are recoverable with refund claims.  As of September 30, 2005, the Company was not required to maintain a valuation allowance.

The effective tax rate for the first nine months of 2005 was 29.76%, which was positively impacted by the elimination of the $158,000 valuation allowance.  Excluding the effects of the valuation allowance, the effective tax rate would have been 38.14%.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(38.56) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2005, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2005.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis

September 30, 2005

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$11,628	$—	$—	$—	$11,628
Interest-bearing deposits in other banks	4,197	—	—	—	4,197
Investment securities(1)	945	4,425	4,559	7,894	17,823
Loans	52,195	32,800	53,552	13,174	151,721
Total interest-earning assets	68,965	37,225	58,111	21,068	185,369

Liabilities
Savings and NOW Accounts	1,105	2,210	2,210	16,575	22,100
Money Market Accounts	1,638	3,276	3,276	24,571	32,761
Certificates of Deposit	51,963	32,762	7,655	—	92.380
Short-term borrowings	700	—	—	—	700
Total interest-bearing liabilities	55,406	38,248	13,141	41,146	147,941
Interest rate sensitivity gap	$13,559	$(1,023)	$44,970	$(20,078)	$37,428
Cumulative interest rate sensitivity gap	$13,559	$12,536	$57,506	$37,428
Cumulative gap ratio as a percentage of total assets	7.00%	6.47%	29.69%	19.32%

(1) Excludes equity securities.

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  The Company’s provision for loan losses for the first nine months of 2005 and 2004 were $450,000 and $315,000, respectively.  The loan growth was $16.05 million for the first nine months of 2005 as compared to $27.56 million for the same period in 2004.  Due to the increased exposure to commercial and commercial real estate loans, Management deemed it necessary to increase the provision for loan losses in 2005 from the amount recorded for the same period in 2004, even though the loan volume is larger in 2004.  At September 30, 2005 and December 31, 2004, the allowance for loan losses was $1.95 million and $1.50 million, respectively.

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

The specific allowance component is used to individually allocate an allowance for loans identified as impaired.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.   At September 30, 2005 there were no loans deemed to be impaired.

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

As of September 30, 2005, the real estate loan portfolio constituted 82% of the total loan portfolio.  The Company does not have a concentration of loans that exceed 10% of the total loan portfolio to any one industry.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

	September 30,
(dollars in thousands)	2005	2004
Average total loans outstanding during period	$142,972	$109,138
Balance at beginning of period	$1,503	$985
Provision charged to operating expenses	450	315
Recoveries of loans previously charged-off	—	—
	1,953	1,300
Loans charged-off	—	(4)
Balance at end of period	$1,953	$1,296

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	September 30,		December 31,
Allocation of Allowance for Loan Losses	2005	% of Loans	2004	% of Loans
Real estate-construction	$267	20%	$186	16%
Real estate-mortgage	1,216	62%	865	65%
Commercial and industrial loans	421	16%	377	17%
Loans to individuals for household, family and other personal expenditures	49	2%	75	2%
	$1,953	100%	$1,503	100%

	September 30,	December 31,
	2005	2004
Nonaccrual loans	$9	$102
Loans 90 days past due	—	—
Total nonperforming loans	9	102
Other real estate owned	—	—
Total nonperforming assets	$9	$102
Nonperforming assets to total assets	0.00%	0.06%

There were no other interest-bearing assets at September 30, 2005 or December 31, 2004 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of September 30, 2005 were as follows:

September 30,
2005
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,319
Standby letters of credit	2,352
Total	$31,671

See Note 8 to the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  At September 30, 2005, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a variable interest rate, which is tied to the Wall Street Journal Prime Rate, and matures on January 27, 2006.  In addition, the Company has an unsecured revolving line of credit borrowing arrangement with the Atlantic Central Bankers Bank in the amount of $2.00 million with an outstanding balance of $250,000 as of September 30, 2005.  This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  Management intends to renew the credit facility that matures on January 26, 2006, but if that does not occur the Company has assess to other funding sources to replace this credit facility.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).   Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2005.  See Note 8 to the unaudited consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2005, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 8.  There are no conditions or events since that notification which Management believes have changed the Bank’s category.

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

Item. 3  Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREDERICK COUNTY BANCORP, INC.

Date: October 31, 2005	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: October 31, 2005	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer