Form 10-K
period 2005-12-31
FREDERICK COUNTY BANCORP INC
filed 2006-02-27
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒                              Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the fiscal year ended December 31, 2005

☐                                 Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the transition period from                to

Commission File Number:  000-50407

FREDERICK COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 North Market Street
Frederick, Maryland 21701

(Address of principal executive offices)(Zip Code)

301.620.1400

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐            Accelerated filer   ☐            Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2005 was approximately $39.0 million. As of February 3, 2006, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,458,602.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 11, 2006 are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2006, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See “Business” at Page 49.
	Item 1A.	Risk Factors. See “ Risk Factors” at Page 58.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See “Properties” at Page 52.
Item 3.

Legal Proceedings.   From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.

	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2005.
PART II	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market for Common Stock and Dividends” at Page 61.
	Item 6.	Selected Financial Data. See “Five-Year Summary of Financial Information” at Page 4.
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 21.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See “Controls and Procedures” at Page 53.
	Item 9B.	Other Information. None.

PART III	Item 10.

Directors and Executive Officers of the Registrant.   The information required by this Item is incorporated by reference to, the material appearing under the captions “Election of Directors” and “Compliance with Section 6(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

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

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to William R. Talley, Jr., EVP & CFO, Frederick County Bancorp, Inc., 7 North Market Street, Frederick, MD 21701.

Item 11.

Executive Compensation.   The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors—Director’s Compensation”; “Executive Compensation” and “Report of the Compensation Committee” and “Stock Performance Comparison” in the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.   See “Securities Authorized for Issuance Under Equity Compensation Plans” under the heading “Market for Common Stock and Dividends” at Page 61. The other information required by this Item is incorporated by reference to the material appearing under the captions “Voting Securities and Principal Shareholders”.

Item 13.

Certain Relationships and Related Transactions.   The information required by this Item is incorporated by reference to the material appearing under the caption “Election of Directors—Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.

Principal Accountant Fees and Services.   The information required by this Item is incorporated by reference to the material appearing under the caption “Independent Registered Public Accounting Firm—Fees Paid to Independent Accounting Firm” in the Proxy Statement.

PART IV	Item 15.	Exhibits and Financial Statement Schedules. See “Exhibits and Financial Statements” at Page 64.

FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION

The following table sets forth certain selected financial data concerning the Company, and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere herein.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
Summary of Operating Results:
Total interest income	$10,719	$7,602	$5,502	$3,147	$122
Total interest expense	3,252	1,768	1,479	1,102	44
Net interest income	7,467	5,834	4,023	2,045	78
Provision for loan losses	450	520	420	521	94
Net interest income (loss) after provision for loan losses	7,017	5,314	3,603	1,524	(16)
Security gains (losses)	(8)	(5)	34	—	—
Other noninterest income	282	249	187	97	3
Noninterest expenses	4,596	4,040	3,394	3,108	859
Income (loss) before provision for income taxes	2,695	1,518	430	(1,487)	(872)
Provision for income taxes	863	—	—	—	—
Net income (loss)	1,832	1,518	430	(1,487)	(872)
Other comprehensive income (loss), net of taxes	(177)	(36)	(87)	100	—
Comprehensive income (loss)(1)	$1,655	$1,482	$343	$(1,387)	$(872)
Per Share Data:
Basic earnings (loss)	$1.26	$1.04	$0.30	$(1.25)	$(4.35)
Diluted earnings (loss)	1.20	1.01	0.29	(1.25)	(4.35)
Dividends declared	—	—	—	—	—
Book value at period-end	10.89	9.75	8.73	8.50	8.99
Shares outstanding at period-end	1,458,602	1,457,402	1,455,152	1,455,152	953,652
Weighted average shares outstanding:
Basic	1,458,361	1,455,623	1,455,152	1,187,936	200,660
Diluted	1,526,996	1,503,488	1,479,976	1,187,936	200,660
Other Data (At Year-End):
Assets	$207,540	$171,177	$130,635	$101,471	$28,888
Investments	22,019	17,748	16,558	22,203	491
Loans	155,341	135,668	96,029	58,269	10,510
Deposits	190,055	155,591	117,491	88,409	20,185
Shareholders’ equity	15,888	14,213	12,708	12,365	8,572
Performance Ratios:
Return (negative return) on average assets	1.01%	1.04%	0.38%	(2.21)%	(19.30)%
Return (negative return) on average shareholders’ equity	12.05%	11.32%	3.45%	(14.55)%	(47.78)%
Average equity to average assets	8.36%	9.15%	11.08%	(15.17)%	40.40%

(1)          The net loss for the year ended December 31, 2001 includes a loss of $246,000 for the period when the Bank was considered a development stage enterprise. This loss was incurred prior to October 18, 2001, when regulatory agency approval was received to commence banking operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company’s beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. In some cases, forward looking statements can be identified by use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “could,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company’s market area, the health of the real estate and construction market in the Company’s market area, the Company’s ability to develop and market new products and to enter new markets, competitive challenges in the Company’s market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

General

On September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between Frederick County Bancorp, Inc. (the “Bancorp”) and Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of Bancorp. As a result of the Exchange, the Bank became a wholly owned subsidiary of Bancorp, and Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of January 1, 2003.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Bank was incorporated on August 30, 2000, and in 2001 it became engaged in the developmental activities needed to obtain a commercial bank charter in the State of Maryland. The Bank received regulatory approval to commence banking operations on October 18, 2001 and, accordingly, became operational during the year ended December 31, 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.

Critical Accounting Policies

For discussions related to the critical accounting policies of the Company, refer to the sections in this Management’s Discussion and Analysis entitled “Income Taxes” and “Allowance for Loan Losses.”

Overview

The following paragraphs provide an overview of the financial condition and results of operations of the Company. This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

Net income was $1.83 million, $1.52 million and $430,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Basic and diluted earnings per share for 2005 were $1.26 and $1.20, respectively, and for 2004 were $1.04 and $1.01, respectively, compared to the basic and diluted earnings per share for 2003 of $0.30 and $0.29, respectively.

Return on average assets and average shareholders’ equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced a return on average assets of 1.01%, 1.04% and 0.38% for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Company experienced a return on average shareholders’ equity of 12.05%, 11.32% and 3.45% for the years ended December 31, 2005, 2004 and 2003, respectively.

During the year ended December 31, 2005, the Company experienced asset growth of $36.36 million, or 21.2%, reaching $207.54 million at December 31, 2005, up from $171.18 million at December 31, 2004 and $130.64 million at December 31, 2003. Gross loans increased $19.67 million, or 14.5%, in 2005, to end the period at $155.34 million increasing from $135.67 million at December 31, 2004 and $96.03 million at December 31, 2003. Deposits also grew, and stood at $190.06 million at December 31, 2005, an increase of 22.2% from $155.59 million at December 31, 2004 and up from $117.49 million at December 31, 2003. The investment portfolio grew to $22.02 million at December 31, 2005 from the balances of $17.75 million and $16.56 million at December 31, 2004 and 2003, respectively.

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

The Bank commenced operations on October 18, 2001. Management has been pleased with the Bank’s asset growth since it opened. Core deposit relationships are being developed within the local market place, driven by competitive pricing and excellent customer service.

The taxable-equivalent interest income of $10.75 million in 2005 was $3.15 million higher than the amount recognized in 2004, whereas, the amount of $7.60 million in 2004 was $2.10 million higher than 2003. These increases in interest income are due to the growth in average earning assets of $34.45 million, or 24.3% in 2005 and $32.99 million, or 30.4%, in 2004. Also positively impacting interest income was the increase in the yield on average earning assets experienced during 2005, which increased to 6.10% from 5.35% in 2004 and 5.06% in 2003. The increase in yield is attributable to the increase in volume of loans as a percentage of total interest-earning assets, which provide higher rates of return than alternative investments, and the increase in the federal funds rate as set by the Federal Reserve.

The interest expense increased from $1.48 million in 2003 to $1.77 million in 2004 and further increased to $3.25 million in 2005. The primary factor in the increased interest expense in 2004 and 2003 was increased volumes of interest bearing liabilities, while in 2005 the primary factor was an increase in the rates paid. Average interest bearing liabilities increased 29.7% in 2004, from $86.58 million in 2003 to $112.32 million in 2004, and increased 23.8% to $139.08 million in 2005. The average rate paid on these liabilities declined from 1.71% to 1.57% from 2003 to 2004, and increased to 2.34% during 2005.

The declines in the loan yields and the rates paid on interest bearing liabilities for 2004 from the levels in 2003 reflect the continued impact of the significant rate reductions effected by the Federal Reserve during 2002 with the last rate reduction occurring in June 2003. However, during 2005 the loan yields and the rates paid on interest bearing liabilities increased due to the increase of the federal funds rate maintained by Federal Reserve. The Federal Reserve began increasing rates again in June 2004 and has taken the Federal Funds rate from 1.00% to 2.25% as of December 31, 2004 and to 4.25% as of December 31, 2005.

The Company’s net interest margin (net interest income as a percent of average interest-earning assets) was 4.26%, 4.11% and 3.70%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 3.76%, 3.78% and 3.35% for the years ended December 31, 2005, 2004 and 2003, respectively.

Comparative Statement Analysis

	Years Ended December 31,
	2005			2004			2003
	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$9,745	$320	3.28%	$9,416	$119	1.26%	$7,919	$81	1.02%
Interest-bearing deposits in other banks	1,439	46	3.20%	533	7	1.31%	3,469	35	1.01%
Investment securities(1):
Taxable	18,488	697	3.77%	17,040	611	3.58%	18,198	556	3.06%
Tax-exempt(2)	970	55	5.67%	82	4	4.86%	—	—	—
Loans(3)	145,488	9,634	6.62%	114,612	6,862	5.97%	79,103	4,830	6.11%
Total interest-earning assets	176,130	10,752	6.10%	141,683	7,603	5.35%	108,689	5,502	5.06%
Noninterest-earning assets	5,775			4,785			3,888
Total assets	$181,905			$146,468			$112,577
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$16,194	28	0.17%	$15,991	27	0.17%	$14,883	30	0.20%
Savings accounts	2,970	16	0.54%	3,349	17	0.51%	2,341	15	0.64%
Money market accounts	28,308	476	1.68%	29,073	270	0.93%	20,985	202	0.96%
Certificates of deposit $100,000 or more	43,350	1,287	2.97%	31,098	690	2.21%	22,256	552	2.48%
Certificates of deposit less than $100,000	47,705	1,409	2.95%	32,317	744	2.30%	26,095	680	2.61%
Federal funds purchased	—	—		92	2	2.17%	13	—	1.32%
Short-term borrowings	450	29	6.44%	404	18	4.44%	7	—	4.00%
Long-term debt	103	7	6.80%	—	—	—%	—	—	—%
Total interest-bearing liabilities	139,080	3,252	2.34%	112,324	1,768	1.57%	86,580	1,479	1.71%
Noninterest-bearing deposits	27,072			20,368			13,312
Noninterest-bearing liabilities	544			372			207
Total liabilities	166,696			133,064			100,099
Shareholders’ equity	15,209			13,404			12,478
Total liabilities and shareholders’ equity	$181,905			$146,468			$112,577
Net interest income		$7,500			$5,835			$4,023
Net interest spread			3.76%			3.78%			3.35%
Net interest margin			4.26%			4.11%			3.70%

(1)              Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)              Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $19,000 in 2005, $1,000 in 2004 and none in 2003 are included in the calculation of the tax-exempt investment securities interest income.

(3)              Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $14,000 in 2005 and none in 2004 or 2003 are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan expenses included in interest income totaled $5,000 in 2005, $23,000 in 2004 and $22,000 in 2003.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2005 compared to 2004			2004 compared to 2003
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
	Volume	Rate (1)	(decrease)	Volume	Rate (1)	(decrease)
	(dollars in thousands)
Interest Income
Interest-earning assets:
Federal funds sold	$4	$197	$201	$15	$23	$38
Interest-bearing deposits in other banks	12	27	39	(30)	2	(28)
Investment securities:
Taxable	52	34	86	(35)	90	55
Tax-exempt	43	8	51	4	—	4
Loans	1,844	928	2,772	2,168	(136)	2,032
Total interest income	1,955	1,194	3,149	2,122	(21)	2,101
Interest Expense
Interest-bearing liabilities:
NOW accounts	—	1	1	2	(5)	(3)
Savings accounts	(2)	1	(1)	6	(4)	2
Money market accounts	(7)	213	206	78	(10)	68
Certificates of deposit $100,000 or more	271	326	597	219	(81)	138
Certificates of deposit less than $100,000	353	312	665	162	(98)	64
Federal funds purchased	(2)	—	(2)	2	—	2
Short-term borrowings	2	9	11	16	2	18
Long-term debt	7	—	7	—	—	—
Total interest expense	622	862	1,484	485	(196)	289
Net interest income	$1,333	$332	$1,665	$1,637	$175	$1,812

(1)          The volume/rate variance is allocated entirely to changes in rates.

Noninterest Income

Noninterest income was $274,000 in 2005, $244,000 in 2004 and $221,000 in 2003, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2005 and 2004 are $8,000 and $5,000 of securities losses, respectively, and for 2003,  $34,000 of securities gains.

The Company’s management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

Noninterest expenses were $4.60 million in 2005, $4.04 million in 2004 and  $3.39 million in 2003. See Note 11 to the financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expenses. The changes in noninterest expenses are principally related to the increase in personnel expenses and data processing expenses, which increase as the number and volume of loans and deposit accounts increase. Salaries and bonus expenses in 2005 were $2.50 million, up $205,000 from the salaries and bonus expenses incurred in 2004, which were $2.30 million, up $410,000 from those incurred in 2003. The increase in salaries expense during 2005 is primarily related to employee pay increases. However, the increase for 2004 is primarily the result of the difference in the bonus payments made in 2004 of $255,000 compared to the $19,000 paid in 2003, along with the increase in salary expense of $174,000 or 9.3% for employee pay increases and to make various employee salaries competitive with the current employment environment in 2004.

Income Taxes

During 2005, the Company incurred $863,000 of income tax expense, as compared to no tax expense in 2004 and 2003. The Company recorded valuation allowances of $158,000 and $757,000 as of December 31, 2004 and 2003, respectively, to reduce the carrying value of the net deferred tax assets carried in the accompanying consolidated balance sheets, whereas no valuation allowance was required as of December 31, 2005. Valuation allowances were provided for deferred tax assets when in management’s judgment a portion, or all, of the deferred tax assets may not be realized. During 2005, management’s judgment changed and, accordingly, no longer believed a valuation allowance was needed. The primary factor influencing management’s judgment was the existence of sustained periods of taxable income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(42.65) million.

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

The following table, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of December 31, 2005, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

Interest Rate Sensitivity Gap Analysis
December 31, 2005

	Expected Repricing or Maturity Date
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(dollars in thousands)
Assets
Federal funds sold	$13,386	$—	$—	$—	$13,386
Interest-bearing deposits in other banks	10,000	—	—	—	10,000
Investment securities(1)	1,310	4,199	3,740	11,549	20,798
Loans	50,069	36,946	53,749	14,577	155,341
Total interest-earning assets	74,765	41,145	57,489	26,126	199,525
Liabilities
Savings and NOW Accounts	1,141	2,282	2,282	17,118	22,823
Money Market Accounts	1,442	2,884	2,884	21,634	28,844
Certificates of Deposit	65,050	35,425	6,429	—	106,904
Short-term borrowings	450	—	—	—	450
Long-term debt	250	—	—	—	250
Total interest-bearing liabilities	68,333	40,591	11,595	38,752	159,271
Interest rate sensitivity gap	$6,432	$554	$45,894	$(12,626)	$40,254
Cumulative interest rate sensitivity gap	$6,432	$6,986	$52,880	$40,254
Cumulative gap ratio as a percentage of total assets	3.10%	3.37%	25.48%	19.40%

(1)          Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 7.30% and net income would decline by 13.86%. With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 2.72% and net income would increase by 5.17%.

Certain shortcomings are inherent in this method of analysis. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

Investment Portfolio

The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2005, U.S. Treasury and other U.S. government agencies and corporations had a duration of 3.75 years, while the mortgage-backed debt securities had a duration of 3.88 years, and the municipal securities had a duration of 8.21 years, giving the total investment portfolio a duration of 4.31 years. The average tax-equivalent yield on the portfolio was 3.86% in 2005 and 3.59% in 2004.

The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders’ equity at December 31, 2005.

The following tables set forth certain information regarding the Company’s investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2005			2004			2003
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:

Due after one year through five years	$1,500	$1,481	4.00%	$500	$487	2.37%	$1,000	$984	2.21%
Due after five years through ten years	3,333	3,308	4.94%	—	—	—	—	—	—
Mortgage-backed debt securities	14,045	13,763	4.29%	16,022	15,997	4.09%	14,911	14,948	3.73%
Equity securities	400	400	—%	250	250	—	—	—	—
	$19,278	$18,952	4.29%	$16,772	$16,734	4.04%	$15,911	$15,932	3.63%

Held-to-Maturity Portfolio

	December 31,
	2005			2004
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$705	$694	5.08%	$—	$—	—
Due after ten years	1,541	1,535	5.68%	299	299	4.78%
	$2,246	$2,229	5.49%	$299	$299	4.78%

Loan Portfolio

The Company makes real estate mortgage, commercial and industrial, and consumer loans. The real estate mortgage loans are generally secured by the property and have a maximum loan to value ratio of 75% and generally a term of one to five years. The commercial and industrial loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the Bank. These loans typically have a maximum loan to value ratio of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made based on the financial strength of the individual borrower. The collateral for secured consumer loans may be marketable securities, automobiles, recreational vehicles or deposits in the Bank. The usual term for these loans is three to five years.

The following table sets forth the distribution of the Company’s loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

	December 31,
	2005		2004		2003		2002		2001
Real estate—construction and land development	$29,140	19%	$21,648	16%	$10,741	11%	$6,132	10%	$—	—%
Real estate—mortgage loans:
Secured by 1 to 4 family residential properties	31,128	20%	28,066	21%	18,349	19%	8,721	15%	987	9%
Secured by multi-family (5 or more) residential properties	3,942	3%	2,083	2%	—	—	194	—%	—	—%
Secured by commercial properties	60,087	39%	54,325	40%	43,726	46%	27,146	47%	5,121	49%
Secured by farm land	2,836	2%	3,145	2%	1,139	1%	1,108	2%	—	—%
Total real estate—mortgage loans	97,993	64%	87,619	65%	63,214	66%	37,169	64%	6,108	58%
Loans to farmers	756	—%	759	—	775	1%	790	1%	—	—%
Commercial and industrial loans	25,140	16%	22,683	17%	19,290	20%	12,715	22%	4,234	40%
Loans to individuals for household, family and other personal expenditures	2,312	1%	2,959	2%	2,009	2%	1,463	3%	168	2%
Total loans	155,341	100%	135,668	100%	96,029	100%	58,269	100%	10,510	100%
Less allowance for loan losses	(1,953)		(1,503)		(985)		(613)		(94)
Net loans	$153,388		$134,165		$95,044		$57,656		$10,416

As of December 31, 2005, the real estate loan portfolio constituted 83% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-values ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Company has $6.83 million of interest-only home equity lines of credit at December 31, 2005.

Maturity and Interest Rate Sensitivity of Loans

The following table presents the maturities or repricing periods of loans outstanding at December 31, 2005.

	Maturing in
	One year or less		1 through 5 years		After 5 years
	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(dollars in thousands)
Real estate—construction and land development	$3,138	$12,842	$11,219	$—	$1,941	$—	$29,140
Real estate—mortgage	4,339	16,033	66,734	—	10,887	—	97,993
Loans to farmers	—	—	—	—	756	—	756
Commercial and industrial	936	11,779	11,916	—	509	—	25,140
Loans to individuals for household, family and other personal expenditures	292	710	826	—	484	—	2,312
Total	$8,705	$41,364	$90,695	$—	$14,577	$—	$155,341

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio. The Company’s provision for loan losses in 2005, 2004 and 2003 were $450,000, $520,000 and $420,000, respectively. At December 31, 2005, the allowance for loan losses was $1.95 million.

The Company prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each category. Qualitative factors include: levels and trends in delinquencies and nonaccrual loans; trends in volumes and terms of loans; effects of any changes in lending policies, the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Company’s loan review system; and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans. See Note 1 to the Financial Statements for the year ended December 31, 2005 for additional information regarding the determination of the provision and allowance for loan losses.

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. SFAS No. 5 requires that losses be accrued when they are probable of occurring and estimatable. SFAS No. 114 requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 excludes smaller balance and homogeneous loans, which are collectively evaluated for impairment, from impairment reporting. Therefore, the Company has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful, or worse, classified as nonaccrual, and troubled debt restructurings may be evaluated for impairment. Slow payment on a loan is considered, by the Company, to only be a minimum delay.

Loans are evaluated for nonaccrual status when principal or interest is delinquent for 90 days or more and are placed on nonaccrual status when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any interest payments subsequently received are recognized as income unless, in management’s opinion, a potential for loss remains. Interest payments received on loans, where management believes a potential for loss remains, are applied as a reduction of the loan principal balance.

Management believes that the allowance for loan losses is adequate. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

Allowance for Loan Losses

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Average total loans outstanding during year	$145,488	$114,612	$79,103	$35,065	$476
Balance at beginning of year	$1,503	$985	$613	$94	$—
Recoveries of loans previously charged-off (commercial and industrial)	—	4	2	—	—
Loans charged-off (commercial and industrial)	—	(6)	(50)	(2)	—
Net charge-offs	—	(2)	(48)	(2)	—
Provision charged to operating expenses	450	520	420	521	94
Balance at end of year	$1,953	$1,503	$985	$613	$94
Ratios of net charge-offs to average loans	0.00%	0.00%	0.06%	0.01%	0.00%

Problem Assets

	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonperforming loans:
Nonaccrual—real estate mortgage	$—	$89	$—	$—	$—
Nonaccrual—commercial and industrial	8	13	—	—	—
	$8	$102	$—	$—	$—
Nonperforming assets to total loans at period end	0.01%	0.08%	N/A	N/A	N/A
Nonperforming assets to total assets at period end	0.00%	0.06%	N/A	N/A	N/A
Allowance for loan losses to nonperforming loans at period end	24,412.50%	1,473.53%	N/A	N/A	N/A

There were no other interest-bearing assets at December 31, 2005 classifiable as nonaccrual, 90 days past due, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
	2005	% of Loans	2004	% of Loans	2003	% of Loans	2002	% of Loans	2001	% of Loans
	(dollars in thousands)
Real estate—construction	$318	19%	$186	16%	$55	11%	$32	10%	$—	—%
Real estate—mortgage	1,171	64%	865	65%	578	66%	421	64%	54	58%
Commercial and industrial loans	408	16%	377	17%	300	21%	144	23%	38	40%
Loans to individuals for household, family and other personal expenditures	56	1%	75	2%	52	2%	15	3%	2	2%
	$1,953	100%	$1,503	100%	$985	100%	$613	100%	$94	100%

Deposits

The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit) from the Company’s market area. The Company’s deposit base includes transaction accounts, time and savings accounts and other accounts that customers use for cash management purposes and which provide the Company with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable low-cost source of funding.

The Company has a substantial amount of certificates of deposit in denominations of $100,000 or more from the local community. Other than $5.0 million in brokered deposits included in the certificates of deposit of $100,000 or more category, the rest of the funds were obtained from the local community and the rates paid are based on the local competition. Therefore, these funds are primarily considered to be core deposits.

The following tables provide a summary of the Company’s deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2005, 2004, and 2003.

Average Deposits and Average Rate

	December 31,
	2005		2004		2003
	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$27,072	—%	$20,368	—%	$13,312	—%
Interest-bearing demand deposits: NOW accounts	16,194	0.17%	15,991	0.17%	14,883	0.20%
Money market accounts	28,308	1.68%	29,073	0.93%	20,985	0.96%
Savings accounts	2,970	0.54%	3,349	0.51%	2,341	0.64%
Certificates of deposit: $100,000 or more	43,350	2.97%	31,098	2.21%	22,256	2.48%
Less than $100,000	47,705	2.95%	32,317	2.30%	26,095	2.61%
Total average deposits	$165,599	1.06%$	$132,196	1.32%	$99,872	1.48%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
	2005	2004	2003
	(dollars in thousands)
Maturing in:
3 months or less	$7,857	$4,011	$6,433
Over 3 months through 6 months	10,382	8,706	5,508
Over 6 months through 12 months	13,330	13,681	7,778
Over 12 months	19,714	13,805	8,520
	$51,283	$40,203	$28,239

Borrowings

For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, principally securities sold under agreements to repurchase, and has lines to purchase overnight funds from correspondent banks. The following tables set forth certain information regarding the Company’s short-term borrowings at the dates indicated.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(1)

	2005	2004	2003
	(dollars in thousands)
Total outstanding at year-end	$—	$—	$—
Average amount outstanding during the year	$—	$92	$13
Maximum amount outstanding at any month-end	$—	$—	$—
Weighted-average interest rate at year-end	—%	—%	—%
Weighted-average interest rate during the year	—%	2.17%	1.32%

(1)          Includes securities sold under agreements to repurchase with various counterparties. Repurchase agreements mature primarily within 60 days and are collateralized with certain debt securities.

Other Short-Term Borrowings

	2005	2004	2003
	(dollars in thousands)
Total outstanding at year-end	$450	$450	$120
Average amount outstanding during the year	$450	$404	$7
Maximum amount outstanding at any month-end	$450	$450	$120
Weighted-average interest rate at year-end	7.25%	5.25%	4.00%
Weighted-average interest rate during the year	6.44%	4.44%	4.00%

The other short-term borrowings at December 31, 2005 consists of an unsecured loan from an unaffiliated third party in the amount of $450,000 with a variable interest rate, which is tied to the Wall Street Journal prime rate, and matures on January 27, 2006. At December 31, 2004, short-term borrowings consist of the $450,000 unsecured loan from the unaffiliated third party noted above. The Company’s unused lines of credit for short-term borrowings totaled $2.00 million and $4.00 million at December 31, 2005 and 2004, respectively.

Long-Term Debt

The long-term debt is an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with an outstanding balance of $250,000 as of December 31, 2005. This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate and requires monthly interest payments.

Capital Resources

In the fourth quarter of 2001, the Bank completed its offering of common stock, raising an aggregate of $9.44 million net of expenses of the offering. During the third quarter of 2002, the Bank completed the sale of 501,500 shares of common stock, as adjusted for the two-for-one stock split effected in the form of a 100% stock dividend paid in September 2004, in a secondary stock offering, raising an additional $5.17 million, net of expenses of the offering. The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. At December 31, 2005, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a variable interest rate, which is tied to the Wall Street Journal prime rate, and matures on January 27, 2006. In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with an outstanding balance of $250,000 as of December 31, 2005. This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed. Management renewed the credit facility that matured on January 27, 2006 with a new maturity date of January 27, 2007 and a fixed interest rate of 6.00%.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject as of December 31, 2005. See Note 12 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of December 31, 2005, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 12. There are no conditions or events since that notification which management believes have changed the Bank’s category.

Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

Contractual Obligations

The Company has entered into certain contractual obligations including operating leases and a construction contract. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2005.

	Payments Due by Period
Contractual Obligation	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Operating lease obligations	$2,497	$216	$454	$486	$1,341
Long-term debt	250	—	250	—	—
Data processing services	1,557	287	574	574	122
Construction contract	2,046	2,046	—	—	—
Total	$6,350	$2,549	$1,278	$1,060	$1,463

op

The table does not reflect deposit liabilities entered into the ordinary course of the Company’s banking business. At December 31, 2005, the Company has $83.15 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also has $106.90 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

On October 31, 2005, the Company entered into a binding construction contract in the amount of $804,000 to build the new Crestwood branch building. With the exception of the preceding construction contract and the Company’s obligations in connection with its irrevocable letters of credit and loan commitments, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Bancorp’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For additional information on off-balance sheet arrangements, please see “Note 1—Nature of Operations and Significant Accounting Policies—Recent Accounting Pronouncements,” “Note 8—Leasing Arrangements,” “Note 14—Transactions with Related Parties—Lease Agreement” and “Note 15—Commitment and Contingencies” of the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Frederick County Bancorp, Inc.
Frederick, Maryland

We have audited the accompanying consolidated balance sheets of Frederick County Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

January 13, 2006
Frederick, Maryland

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2005	2004
	(dollars in thousands)
Assets
Cash and due from banks	$5,124	$3,524
Federal funds sold	13,386	12,334
Interest-bearing deposits in other banks	10,000	781
Cash and cash equivalents	28,510	16,639
Investment securities available-for-sale—at fair value	18,952	16,734
Investment securities held-to-maturity—fair value of $2,229 and $299	2,246	299
Restricted stock	821	715
Loans	155,341	135,668
Less: Allowance for loan losses	(1,953)	(1,503)
Net loans	153,388	134,165
Bank premises and equipment	1,811	1,481
Other assets	1,812	1,144
Total assets	$207,540	$171,177
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$31,484	$23,749
Interest-bearing deposits	158,571	131,842
Total deposits	190,055	155,591
Short-term borrowings	450	450
Long-term debt	250	—
Accrued interest and other liabilities	897	923
Total liabilities	191,652	156,964
Commitments and Contingencies (Notes 8, 14 and 15)
Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,458,602 and 1,457,402 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,652	14,632
Retained earnings (deficit)	1,421	(411)
Accumulated other comprehensive income (loss)	(200)	(23)
Total shareholders’ equity	15,888	14,213
Total liabilities and shareholders’ equity	$207,540	$171,177

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$9,620	$6,862	$4,830
Interest and dividends on investment securities:
Taxable	657	575	527
Tax exempt	36	3	—
Dividends	40	36	29
Interest on federal funds sold	320	119	81
Other interest income	46	7	35
Total interest income	10,719	7,602	5,502
Interest expense:
Interest on deposits	3,216	1,748	1,479
Interest on other short-term borrowings	29	20	—
Interest on long-term debt	7	—	—
Total interest expense	3,252	1,768	1,479
Net interest income	7,467	5,834	4,023
Provision for loan losses	450	520	420
Net interest income after provision for loan losses	7,017	5,314	3,603
Noninterest income:
Securities (losses) gains	(8)	(5)	34
Service fees	139	143	107
Other operating income	143	106	80
Total noninterest income	274	244	221
Noninterest expenses:
Salaries and employee benefits	2,765	2,449	2,034
Occupancy and equipment expenses	710	633	622
Other operating expenses	1,121	958	738
Total noninterest expenses	4,596	4,040	3,394
Income before provision for income taxes	2,695	1,518	430
Provision for income taxes	863	—	—
Net income	$1,832	$1,518	$430
Basic earnings per share	$1.26	$1.04	$0.30
Diluted earnings per share	$1.20	$1.01	$0.29
Basic weighted average number of shares outstanding	1,458,361	1,455,623	1,455,152
Diluted weighted average number of shares outstanding	1,526,996	1,503,488	1,479,976

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended December 31, 2005, 2004 and 2003
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousand)
Balance, December 31, 2002	727,576	$7	$14,617	$(2,359)	$100	$12,365
Comprehensive income:
Net income				430		430
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $54					(87)	(87)
Total comprehensive income						343
Balance, December 31, 2003	727,576	7	14,617	(1,929)	13	12,708
Comprehensive income:
Net income				1,518		1,518
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $23					(36)	(36)
Total comprehensive income						1,482
Shares issued with stock split, effected in the form of a stock dividend	727,576	8	(8)
Shares issued under stock option transactions	2,250		23			23
Balance, December 31, 2004	1,457,402	15	14,632	(411)	(23)	14,213
Comprehensive income:
Net income				1,832		1,832
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $111					(177)	(177)
Total comprehensive income						1,655
Shares issued under stock option transactions	1,200		20			20
Balance, December 31, 2005	1,458,602	$15	$14,652	$1,421	$(200)	$15,888

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,832	$1,518	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177	187	183
Deferred income taxes (benefits)	(269)	(416)	—
Provision for loan losses	450	520	420
Securities losses (gains)	8	5	(34)
Net premium amortization on investment securities	96	101	276
(Increase) decrease in other assets	(300)	(154)	19
(Decrease) increase in accrued interest and other liabilities	(13)	604	(128)
Net cash provided by operating activities	1,981	2,365	1,166
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8,681)	(6,340)	(11,273)
Purchases of investment securities held-to-maturity	(1,947)	(299)	—
Proceeds from sales of investment securities available-for-sale	1,208	1,189	2,382
Proceeds from maturities of investment securities available-for-sale	4,862	4,184	14,350
Purchases of restricted stock	(106)	(89)	(197)
Net increase in loans	(19,673)	(39,641)	(37,808)
Purchases of bank premises and equipment	(507)	(732)	(21)
Net cash used in investing activities	(24,844)	(41,728)	(32,567)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	7,101	14,108	14,346
Net increase in time deposits	27,363	23,992	14,736
Net increase (decrease) in short-term borrowings	—	330	(80)
Net increase in long-term debt	250	—	—
Proceeds from issuance of common stock	20	23	—
Net cash provided by financing activities	34,734	38,453	29,002
Net increase (decrease) in cash and cash equivalents	11,871	(910)	(2,399)
Cash and cash equivalents—beginning of year	16,639	17,549	19,948
Cash and cash equivalents—end of year	$28,510	$16,639	$17,549
Supplemental cash flow disclosure:
Interest paid	$3,167	$1,738	$1,484
Income taxes paid	$1,284	$184	$—

See Notes to Consolidated Financial Statements.

FREDERICK COUNTY BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1.   Nature of Operations and Significant Accounting Policies:

On September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between Frederick County Bancorp, Inc. (“Bancorp”) and Frederick County Bank (the “Bank”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of Bancorp. As a result of the Exchange, the Bank became a wholly owned subsidiary of Bancorp, and Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of January 1, 2003. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented as if the exchange of shares occurred on January 1, 2003. Consolidation has resulted in the elimination of all significant intercompany balances and transactions.

The Bank was incorporated on August 30, 2000 and in 2001, became engaged in the developmental activities needed to obtain a commercial bank charter in the State of Maryland. The Bank received regulatory approval to commence banking operations on October 18, 2001 and, accordingly, became operational during the year ended December 31, 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to its customers. The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks. Note 3 discusses the types of securities the Bank invests in. Note 4 discusses the types of lending that the Bank engages in. The Bank does not have any significant concentrations to any one industry or customer.

The accounting and reporting policies and practices of Bancorp and its subsidiary, the Bank (collectively, the “Company”) conform with accounting principles generally accepted in the United States of America. The following is a summary of the Company’s significant accounting policies:

Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Comprehensive income:

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Presentation of cash flows:

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing) and interest-bearing deposits in banks with an original maturity of 90 days or less, and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment securities:

Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed using the interest method, over their contractual lives.

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value with any unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of shareholders’ equity, net of the related deferred tax effect.

Dividend and interest income, including amortization of premium and accretion of discount arising at acquisition, from all categories of investment securities are included in interest income in the statements of income.

Gains and losses realized on sales of investment securities, determined using the adjusted cost basis of the specific securities sold, are included in noninterest income in the statements of income. Additionally, declines in the estimated fair value of individual investment securities below their cost that are other-than-temporary are reflected as realized losses in the statements of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Restricted stock is stock from the Federal Home Loan Bank (“FHLB”) of Atlanta, the Federal Reserve Bank and the Atlantic Central Banker’s Bank, which are restricted as to their marketability.

Loans and allowance for loan losses:

Loans are carried at the amount of unpaid principal, adjusted for deferred loan fees and origination costs. Interest on loans is accrued based on the principal amounts outstanding. When principal or interest is delinquent for ninety days or more, the Company evaluates the loan for nonaccrual status. After a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Subsequent collections of interest payments on nonaccrual loans are recognized as interest income unless ultimate collectability of the loan is in doubt. Cash collections on loans where ultimate collectability remains in doubt are applied as reductions of the loan principal balance and no interest income is recognized until the principal balance has been collected.

Nonrefundable loan fees and related direct costs are deferred and the net amount is amortized to income as a yield adjustment over the life of the loan using the interest method.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, if such loans are considered to be collateral dependent, or the present value of future cash flows, or the loan’s value as observable in the secondary market. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company’s allowance for loan losses has three basic components: the specific allowance, the formula allowance and the pooled allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. As a result of the uncertainties inherent in the estimation process management’s estimate of loan losses and the related allowance could change in the near term.

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing. When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.

The formula allowance component is used for estimating the loss on internally risk rated loans exclusive of those identified for impairment testing. The loans meeting the Company’s internal criteria for classification, such as special mention, substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio. These internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-classified loans due to management’s concerns regarding collectability or management’s knowledge of particular elements surrounding the borrower. Allowance factors increase with the worsening of the internal risk rating.

The pooled formula component is used to estimate the losses inherent in the pools of non-classified loans. These loans are then also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, results of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The allowance factors assigned differ by loan type.

Allowance factors and overall size of the allowance may change from period to period based on management’s assessment of the above-described factors and the relative weights given to each factor. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

Bank premises and equipment:

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation is computed using straight-line and accelerated methods based on the estimated useful lives of the assets, which range from 5 to 10 years for bank equipment. Leasehold improvements are amortized over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements, which extend the life of an asset, are capitalized and depreciated over the asset’s remaining useful life. Gains or losses realized on the disposition of properties and equipment are reflected in the statements of income. Expenditures for repairs and maintenance are charged to operating expenses as incurred.

Stock-based compensation plan:

On April 10, 2002, the shareholders approved the stock-based compensation plan, which is described more fully in Note 9. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income:
As reported	$1,832	$1,518	$430
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(57)
Pro forma net income	$1,832	$1,518	$373
Basic earnings per share: As reported	$1.26	$1.04	$0.30
Pro forma	$1.26	$1.04	$0.26
Diluted earnings per share: As reported	$1.20	$1.01	$0.29
Proforma	$1.20	$1.01	$0.25

Income taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Per share amounts:

Earnings per share (“EPS”) are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS, determined using the treasury stock method, that could occur if other contracts to issue common stock were exercised.

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income	$1,832	$1,518	$430
Basic earnings per share	$1.26	$1.04	$0.30
Diluted earnings per share	$1.20	$1.01	$0.29
Basic weighted average number of shares outstanding	1,458,361	1,455,623	1,455,152
Effect of dilutive securities—stock options	68,635	47,865	24,824
Diluted weighted average number of shares outstanding	1,526,996	1,503,488	1,479,976

Fair value of financial instruments:

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. When no market exists for the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include depositor relationships, deferred tax assets, and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. As a result, the estimates are only indicative of individual financial instruments’ values and should not be considered an indication of the fair value of the Company taken as a whole.

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Valuation of Long-Lived Assets:

The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value generally over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflow rather than as a reduction of taxes paid. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, accordingly, provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. As of December 31, 2005, all of the stock options that the Company has granted have been vested and therefore will not require any stock-based employee compensation expense to be recognized in future periods. The financial impact of any stock options granted in the future will be determined using the Black-Scholes or any other appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life. However, the Company does not anticipate that this will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments) would be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Note 2.   Compensating Balances:

Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $60,000 and $20,000 at December 31, 2005 and 2004, respectively. In addition, for the reserve maintenance period in effect at December 31, 2005 and 2004, the Company was required to maintain balances of $999,000 and $809,000, respectively, with the Federal Reserve Bank.

Note 3.   Investments:

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2005 and 2004, are as follows:

Available-for-sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$1,500	$—	$19	$1,481
Due after five years through ten years	3,333	—	25	3,308
Mortgage-backed debt securities	14,045	7	289	13,763
Equity securities	400	—	—	400
	$19,278	$7	$333	$18,952

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$500	$—	$13	$487
Mortgage-backed debt securities	16,022	54	79	15,997
Equity securities	250	—	—	250
	$16,772	$54	$92	$16,734

Held-to-maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$705	$—	$11	$694
Due after ten years	1,541	1	7	1,535
	$2,246	$1	$18	$2,229

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$299	$—	$—	$299

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$3,356	$27	$483	$17	$3,839	$44
Mortgage-backed debt securities	8,182	144	4,758	145	12,940	289
State and political subdivisions	2,078	18	—	—	2,078	18
Total temporarily impaired securities	$13,616	$189	$5,241	$162	$18,857	$351

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$487	$13	$487	$13
Mortgage-backed debt securities	5,865	60	1,406	19	7,271	79
Total temporarily impaired securities	$5,865	$60	$1,893	$32	$7,758	$92

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The bonds in an unrealized loss position at December 31, 2005 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, six (6) are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard Poor’s, twenty-two (22) are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor’s, and eleven (11) are municipal bonds rated AAA by Standard and Poor’s. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

Included in the investment portfolio at December 31, 2005 and 2004 are securities carried at $7,732,000 and $10,459,000, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

Gross losses of $8,000 in 2005, $5,000 in 2004 and gross gains of $34,000 in 2003 were realized from sales of investment securities available-for-sale.

Restricted Stock

The following table shows the amounts of restricted stock as of December 31, 2005 and 2004:

	2005	2004
	(dollars in thousands)
Federal Home Loan Bank of Atlanta	$342	$261
Federal Reserve Bank	439	414
Atlantic Central Bankers Bank	40	40
	$821	$715

Note 4.   Loans and Allowance for Loan Losses:

Loans consist of the following at December 31, 2005 and 2004:

	2005	2004
	(dollars in thousands)
Real estate loans:
Construction and land development	$29,140	$21,648
Real Estate—Mortgage loans:
Secured by 1 to 4 family residential properties	31,128	28,066
Secured by multi-family (5 or more) residential properties	3,942	2,083
Secured by commercial properties	60,087	54,325
Secured by farm land	2,836	3,145
Total real estate—mortgage loans	97,993	87,619
Loans to farmers	756	759
Commercial and industrial loans	25,140	22,683
Loans to individuals for household, family and other personal expenditures	2,312	2,959
Total loans	155,341	135,668
Less allowance for loan losses	(1,953)	(1,503)
Net loans	$153,388	$134,165

Transactions in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003, are summarized as follows:

	2005	2004	2003
	(dollars in thousands)
Balance at beginning of year	$1,503	$985	$613
Provision charged to operating expenses	450	520	420
Recoveries of loans previously charged-off	—	4	2
	1,953	1,509	1,035
Loans charged-off	—	(6)	(50)
Balance at end of year	$1,953	$1,503	$985

Information concerning the Company’s recorded investment in nonaccrual loans as of December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(dollars in thousands)
Nonaccrual loans	$8	$102	$—
Interest income not recognized due to loans in nonaccrual status	$1	$7	$—

Note 5.   Bank Premises and Equipment:

Bank premises and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(dollars in thousands)
Land	$854	$854
Construction in process	364	88
Furniture and equipment	1,015	784
Leasehold improvements	329	329
	2,562	2,055
Less accumulated depreciation and amortization	(751)	(574)
	$1,811	$1,481

Depreciation and amortization charged to operations amounted to $177,000 in 2005, $187,000 in 2004 and $183,000 in 2003.

Note 6.   Deposits:

Certificates of deposit and other time deposits issued in denominations of $100,000 or more totaled $51,283,000 and $40,203,000 at December 31, 2005 and 2004, respectively, and are included in interest-bearing deposits in the balance sheet.

At December 31, 2005, the maturity distribution of certificates of deposit are as follows:

Maturing in:	Certificates of Deposit
(dollars in thousands)
2006	$65,050
2007	27,934
2008	7,491
2009	3,515
2010	2,914
$106,904

Interest on deposits for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
	(dollars in thousands)
NOW accounts	$28	$27	$30
Savings accounts	16	17	15
Money market accounts	476	270	202
Certificates of deposit $100,000 and over	1,287	690	552
Certificates of deposit under $100,000	1,409	744	680
	$3,216	$1,748	$1,479

Note 7.   Borrowings:

During 2005 and 2004, the Company entered into sales of securities under agreements to repurchase the same securities, which generally mature within one to ninety days from the transaction date, and other short-term borrowing arrangements.

Selected information on short-term borrowings is as follows:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

	2005	2004
	(dollars in thousands)
Total outstanding at year-end	$—	$—
Average amount outstanding during year	$—	$92
Maximum amount outstanding at any month-end	$—	$—
Weighted-average interest rate at year-end	—%	—%
Weighted-average interest rate for the year	—%	2.17%

Other short-term borrowings:

	2005	2004
	(dollars in thousands)
Total outstanding at year-end	$450	$450
Average amount outstanding during the year	$450	$404
Maximum amount outstanding at any month-end	$450	$450
Weighted-average interest rate at year-end	7.25%	5.25%
Weighted-average interest rate during the year	6.44%	4.44%

The other short-term borrowings at December 31, 2005 consists of an unsecured loan from an unaffiliated third party in the amount of $450,000 with a variable interest rate, which is tied to the Wall Street Journal prime rate, and matures on January 27, 2006. At December 31, 2004, the other short-term borrowings consist of the $450,000 unsecured loan from the unaffiliated third party noted above. The Company’s unused lines of credit for short-term borrowings totaled $2,000,000 and $4,000,000 at December 31, 2005 and 2004, respectively.

The Company also has a secured line of credit with the Federal Home Loan Bank of Atlanta in the amount of $16,741,000, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, and there are no outstanding balances as of December 31, 2005 or 2004.

Long-term debt:

The long-term debt consists of an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2,000,000 with an outstanding balance of $250,000 as of December 31, 2005. This facility matures on May 1, 2007, and has a floating interest rate equal to the Wall Street Journal prime rate. There was no outstanding balance as of December 31, 2004.

Note 8.   Leasing Arrangements:

The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to July 2011. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 14 for a discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods under these leases at December 31, 2005 is outlined below:

Years ending December 31	Total
2006	$216
2007	223
2008	231
2009	239
2010	247
Later years	1,341
$2,497

Rent expense included in occupancy expenses amounted to $252,000 in 2005, $214,000 in 2004, and $198,000 in 2003.

Note 9.   Employee Benefit Plans:

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

The Company expensed contributions to the Plan in the amounts of $84,000 in 2005, $35,000 in 2004 and $32,000 in 2003.

Deferred compensation plan:

On January 28, 2002, the Board of Directors of the Bank approved the Frederick County Bank Executive and Director Deferred Compensation Plan (the “Plan”). The Plan was effective January 1, 2002 for certain executive employees and directors of the Bank. The purpose of the Plan is to (1) allow participants an opportunity to elect to defer the receipt of compensation (“Participant Compensation Deferral”), and (2) provide a vehicle for the Bank to credit amounts on a tax deferred basis for employee participants (“Employer Contribution Credit”). The Employer Contribution Credits are subject to various vesting restrictions and are available solely to Plan participants who are employees of the Bank. The Plan is intended to be a “top hat” plan under various provisions of the Employee Retirement Income Security Act of 1974, as amended.

Each Plan participant’s account will be adjusted for credited interest or increases or decreases in the realizable net asset value, as applicable, of the designated deemed Plan investments. Benefit payments under the Plan, which in the aggregate equal the participant’s vested account balance, will be paid in a lump sum or in five or ten substantially equal, annual installments, commencing on the date or dates selected by the Plan’s participants.

No amounts have been deferred or were expensed under this Plan in the accompanying statements of income for 2005, 2004 or 2003.

Stock-based compensation plan:

The 2001 Plan provides that 260,000 shares of the Company’s common stock will be reserved for the granting of both incentive stock options (ISO) and non-incentive stock options (NQSO) to purchase these shares. At December 31, 2005, there are 126,540 shares remaining that are reserved for future grants under this plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

There were no options granted in 2005, 2004 or 2003. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Years Ended December 31,	2001
Dividend yield	2.5%
Expected volatility	10.00%
Risk free interest rate	4.57%
Expected life, in years	10
Weighted-average fair value of options granted during the year	$3.50

The following is a summary of transactions in the Plan during the years ended December 31, 2005, 2004 and 2003.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2002	134,260	$10.00
Exercised	—	—
Terminated	600	10.00
Granted	—	—
Balance at December 31, 2003	133,660	$10.00
Exercised	2,250	10.00
Terminated	200	10.00
Granted	—	—
Balance at December 31, 2004	131,210	$10.00
Exercised	1,200	10.00
Terminated	—	—
Granted	—	—
Balance at December 31, 2005	130,010	$10.00

At December 31, 2005, 2004 and 2003, the 130,010, 131,210 and 133,660 options issued and outstanding, respectively, had exercise prices, weighted-average remaining contractual lives and were exercisable as follows:

December 31,	2005	2004	2003
Exercisable options:
Options outstanding	130,010	131,210	133,660
Weighted-average price	$10.00	$10.00	$10.00
Weighted-average remaining contractual life (months)	70	82	94

Note 10.   Income Taxes:

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004
	(dollars in thousands)
Deferred tax assets:
Organizational costs	$18	$35
Provision for loan losses	705	532
Unrealized loss on securities available-for-sale	126	15
Other	6	8
Total deferred tax assets	855	590
Deferred tax liabilities:
Depreciation	(45)	(2)
Total deferred tax liabilities	(45)	(2)
Valuation allowance for deferred tax assets	—	(158)
Net deferred tax assets	$810	$430

The decrease in the valuation allowance for deferred tax assets of $158,000 in 2005 and $599,000 in 2004, principally reflects the tax benefits realized when a portion of the Company’s net operating loss carryforward was used to offset income otherwise taxable and management’s assessment of the recoverability of the remaining deferred tax assets.

A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(dollars in thousands)
Income before income tax	$2,695	$1,518	$430
Tax rate	34%	34%	34%
Income tax at statutory rate	917	516	146
Increases (decreases) in tax resulting from:
Valuation allowance	(158)	(599)	(153)
State income taxes, net of federal income tax benefit	120	69	18
Other	(16)	14	(11)
Provision for income taxes	$863	$—	$—

Significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(dollars in thousands)
Taxes currently payable:
Federal	$928	$343	$—
State	204	73	—
	1,132	416	—
Deferred tax expense (benefit):
Federal	(91)	167
State	(20)	16
	(111)	183	—
Change in valuation allowance for deferred tax assets	(158)	(599)	—
Total	$863	$—	$—

Note 11.   Noninterest Expenses:

Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 include the following:

	2005	2004	2003
	(dollars in thousands)
Salaries	$2,258	$2,044	$1,870
Bonus	246	255	19
Deferred personnel costs	(148)	(165)	(135)
Payroll taxes	181	148	141
Employee insurance	122	106	84
Other employee benefits	106	61	55
Depreciation	177	187	183
Rent	245	214	198
Utilities	60	56	64
Repairs and maintenance	97	75	91
ATM expenses	62	54	45
Other occupancy and equipment expenses	69	47	41
Postage and supplies	59	64	44
Data processing	373	295	244
Advertising and promotion	192	139	117
Legal	17	23	39
Insurance	31	38	47
Consulting	45	43	41
Courier	40	34	28
Audit fees	109	87	52
Shareholder relations	6	9	1
Other	249	226	125
	$4,596	$4,040	$3,394

Note 12.   Shareholders’ Equity:

Restrictions on dividends:

The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits.   At December 31, 2005, the Bank was limited from paying dividends to Bancorp by the positive amount of retained earnings it held, which amounts to $1,521,000, and by the requirement to meet certain capital ratios. The Bank did not pay any dividends to Bancorp in 2005, 2004, or 2003.

Restrictions on lending from subsidiary to parent:

Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2005 and 2004.

Capital:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject as of December 31, 2005 and 2004.

As of December 31, 2005, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2005 and 2004 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$18,041	10.49%	$13,753	8.00%	N/A	N/A
Bank	$18,098	10.55%	$13,720	8.00%	$17,150	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$16,088	9.36%	$6,877	4.00%	N/A	N/A
Bank	$16,145	9.41%	$6,860	4.00%	$10,290	6.00%
Tier 1 Capital (to Average Assets):
Company	$16,088	8.26%	$7,787	4.00%	N/A	N/A
Bank	$16,145	8.31%	$7,772	4.00%	$9,716	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$15,739	10.46%	$12,040	8.00%	N/A	N/A
Bank	$15,785	10.51%	$12,020	8.00%	$15,025	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$14,236	9.46%	$6,020	4.00%	N/A	N/A
Bank	$14,282	9.51%	$6,000	4.00%	$9,015	6.00%
Tier 1 Capital (to Average Assets):
Company	$14,236	8.84%	$6,444	4.00%	N/A	N/A
Bank	$14,282	8.88%	$6,434	4.00%	$8,042	5.00%

Note 13.   Fair Value of Financial Instruments:

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$28,510	$28,510	$16,639	$16,639
Investment securities available-for-sale	18,952	18,952	16,734	16,734
Investment securities held-to-maturity	2,246	2,229	299	299
Restricted stock	821	821	715	715
Net loans	153,388	149,017	134,165	132,974
Accrued interest receivable	653	653	488	488
Financial Liabilities
Deposits	$190,055	$190,305	$155,591	$153,971
Short-term borrowings	450	450	450	450
Long-term debt	250	250	—	—
Accrued interest payable	169	169	83	83

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2005 and 2004:

Cash and cash equivalents:

The fair value of cash and cash equivalents is estimated to approximate the carrying amounts.

Investment securities:

Fair values are based on quoted market prices, except for certain restricted stocks where fair value equals par value.

Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics. Each portfolio is further segmented into fixed and adjustable rate interest terms by performing and non-performing categories.

The fair value of performing loans is calculated by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated cash flows do not anticipate prepayments.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Short-term borrowings:

The fair value of short-term borrowings is determined using rates currently available to the Company for debt with similar terms and remaining maturities.

Long-term debt:

The fair value of long-term debt is the same as the carrying amount since it is a variable interest rate instrument.

Accrued Interest:

The carrying amounts of accrued interest approximate fair value.

Note 14.   Transactions with Related Parties:

Loans:

In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their associates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2005 and 2004 is as follows:

(dollars in thousands)
Balance, December 31, 2003	$2,040
New loans	814
Repayments	(899)
Balance, December 31, 2004	1,955
New loans	159
Repayments	(293)
Balance, December 31, 2005	$1,821

Consulting agreement:

On January 2, 2002, the Company entered into a consulting contract with a shareholder and director. This agreement engages the shareholder and director to devote his efforts to assist with facilities management, Company expansion and other projects as directed by the Company’s President and will expire on December 31, 2006.

As compensation for his services under this agreement, the shareholder and director will be paid at a rate not to exceed $35,000 per year, or $175,000 over the agreement’s term.

The accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 include $35,000 for each year from consulting expenses related to this Agreement.

Lease agreement:

The Company entered into a lease in July 2003 for approximately 3,800 square feet of office space owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 10, 2003 and will expire on July 10, 2008. Pursuant to this lease, the current monthly payments are $4,096 with subsequent twelve-month periods subject to a five percent increase thereafter.

The Company entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above. The lease term commenced on February 1, 2005 and will expire on January 31, 2010. Pursuant to this lease, the current monthly payments are $2,871 with subsequent twelve-month periods subject to a three percent increase thereafter.

Note 15.   Commitments and Contingencies:

Financial instruments:

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit and standby letters of credit, which are some of the instruments used by the Company to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2005 and 2004 were as follows:

	2005	2004
	Contractual Amount	Contractual Amount
	(dollars in thousands)
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,423	$28,173
Standby letters of credit	2,761	2,165
Total	$32,184	$30,338

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Certain commitments have fixed expiration dates, or other termination clauses, and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; accounts receivable; inventory; property and equipment; personal residences; income-producing commercial properties and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to guarantee the installation of real property improvements and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral and obtains personal guarantees supporting those commitments for which collateral or other security is deemed necessary.

Construction contract:

On October 31, 2005, the Company entered into a binding construction contract in the amount of $804,000 to build the new branch office site located on Crestwood Boulevard in Frederick, Maryland.

On February 1, 2006, the Company entered into a binding construction contract in the amount of $1,242,000 to build the new branch office site located on Commerce Drive in Walkersville, Maryland.

Note 16.   Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	December 31,
	2005	2004
	(dollars in thousands)
Assets
Cash	$225	$154
Receivable from subsidiary	—	147
Investment securities available-for-sale-at-fair value	400	250
Investment in subsidiary	15,945	14,259
Other assets	48	—
Total assets	$16,618	$14,810
Liabilities and Shareholders’ Equity
Payable to subsidiary	$30	$—
Short-term borrowings	450	450
Long-term debt	250	—
Other liabilities	—	147
Total liabilities	730	597
Common stock	15	15
Additional paid-in capital	14,652	14,632
Retained earnings (deficit)	1,421	(411)
Accumulated other comprehensive income (loss)	(200)	(23)
Total shareholders’ equity	15,888	14,213
Total liabilities and shareholders’ equity	$16,618	$14,810

Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Interest income	$3	$1	$—
Expenses:
Interest on short-term borrowings	29	18	—
Interest on long-term debt	7	—	—
Other	16	15	37
Total expenses	52	33	37
Loss before provision for income taxes and equity in undistributed earnings of subsidiary	(49)	(32)	(37)
Provision for income taxes (benefits)	(18)	—	—
Loss before equity in undistributed earnings of subsidiary	(31)	(32)	(37)
Equity in undistributed earnings of subsidiary	1,863	1,550	467
Net income	$1,832	$1,518	$430

Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,832	$1,518	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,863)	(1,550)	(467)
(Increase) decrease in receivable from subsidiary	147	(147)	—
(Increase) decrease in other assets	(48)	70	(71)
Increase in payable to subsidiary	30	—	—
(Decrease) increase in other liabilities	(147)	147	—
Net cash provided by (used in) operating activities	(49)	38	(108)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(150)	(250)	—
Net cash used in financing activities	(150)	(250)	—
Cash flows from financing activities:
Proceeds from short-term borrowings	—	330	120
Proceeds from long-term debt	250	—	—
Proceeds from issuance of common stock	20	24	—
Net cash provided by financing activities	270	354	120
Net increase in cash	71	142	12
Beginning cash	154	12	—
Ending cash	$225	$154	$12

Note 17.   Quarterly Results of Operations (unaudited):

The following is a summary of the Company’s unaudited quarterly results of operations:

	2005
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share amounts)
Interest income	$3,003	$2,782	$2,581	$2,353
Interest expense	1,054	855	719	624
Net interest income	1,949	1,927	1,862	1,729
Provision for loan losses	—	150	150	150
Net securities gains (losses)	—	(7)	(1)	—
Income before income taxes	810	654	655	576
Net income	508	408	400	516
Basic earnings per share	0.35	0.28	0.28	0.35
Diluted earnings per share	0.33	0.27	0.26	0.34

	2004
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share amounts)
Interest income	$2,217	$1,975	$1,764	$1,646
Interest expense	529	456	401	382
Net interest income	1,688	1,519	1,363	1,264
Provision for loan losses	205	105	105	105
Net securities gains (losses)	—	(6)	1	—
Income before income taxes	488	428	313	289
Net income	488	428	313	289
Basic earnings per share	0.33	0.29	0.22	0.20
Diluted earnings per share	0.32	0.28	0.21	0.20

BUSINESS

General

On September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between Frederick County Bancorp, Inc. (“Bancorp”) and Frederick County Bank (the “Bank”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of Bancorp. As a result of the Exchange, the Bank became a wholly owned subsidiary of Bancorp, and Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of January 1, 2003. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented as if the exchange of shares occurred on January 1, 2003.

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

•       Residential mortgage loans; and

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

Source of Business.   Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank’s market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Bank’s business development strategies. The Bank provides services from its centrally located main office in Frederick Maryland, and its branch on the north side of Frederick City, which it believes complement the needs of the Bank’s existing and potential customers, and provide prospects for additional growth and expansion. The Bank has two additional branches, which will be constructed and opened during mid to late 2006. The first one will be on the south side of Frederick City, Maryland and the second will be in Walkersville, Maryland. The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank’s offices. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Bank plans to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank’s customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

Location and Market Area.   The main office and headquarters for the Company and the Bank is located at 9 North Market Street, Frederick Maryland 21701, in downtown Frederick. The Bank has two branches, one located at 30 West Patrick Street and the second located at 1595 Oppossumtown Pike, Frederick, Maryland. The Bank has two additional branch sites located at 6910 Crestwood Boulevard, Frederick, Maryland and 100 Commerce Drive, Walkersville, Maryland, which will be constructed and opened during mid to late 2006. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past seven years. Other than the Bank, no commercial bank based in Frederick County has been organized since 1989, and since the acquisition of FCNB Bank by BB&T Corporation in 2001 and Farmers and Mechanics Bank by Mercantile Corporation in 2003, there are no other financial institutions based in Frederick City which are not affiliated with a larger regional or superregional organization. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

Frederick County, located in central Maryland, had a 2004 population of approximately 217,653. This represented an increase of 11.5% from 2000. The population of Frederick County is anticipated to continue to grow, to approximately 238,000 in 2010 and 281,710 in 2020. Frederick City has experienced similar population growth, resulting in a 2003 population of approximately 56,128.

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

In Frederick County, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank will compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies, the online divisions of out of market institutions, and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which will not be offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

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

Employees

At February 1, 2006, the Company and the Bank employed forty-two (42) persons on a full-time basis, two (2) of which are executive officers, and six (6) persons on a part time basis. None of the Company’s employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long-term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

Properties

The main office of the Company and the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which commenced in August 2001, at a current annual rent of $115,945; subject to annual increases of 3% per year. The Company has one 5-year renewal option.

The Antietam branch is located at 1595 Opposumtown Pike, Frederick, Maryland and consists of 1,770 square feet in a 28,000 square foot building. The property is occupied under a five (5)-year lease, which commenced May 2001, at a current annual rent of $54,020; subject to annual increases of 3%, plus additional rent relating to common area fees and taxes. The Bank has one 5-year renewal option.

The Bank entered into a lease in July 2003 for approximately 3,800 square feet of office space located at 7 North Market Street, Frederick, Maryland, to be used for the Bank’s operations center and is owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 10, 2003 and will expire on July 10, 2008. Pursuant to this lease, the current annual payments are $49,146 and are subject to annual increases of 5% per year.

The Bank also entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above. The lease term commenced on February 1, 2005 and will expire on January 31, 2010. Pursuant to this lease, the current annual payments are $45,977 and are subject to annual increases of 3% per year.

During 2002, the Bank purchased 1.128 acres of vacant land in Walkersville, Maryland. This site will be held as a future potential branch location.

During 2004, the Bank purchased 0.9243 acres of vacant land on Crestwood Boulevard in Frederick, Maryland. This site will be held as a future potential branch location.

The Bank has received site plan approval for the Walkersville and the Crestwood branch sites and anticipates that these facilities will open in mid to late 2006.

The Bank believes that its existing and anticipated new facilities outlined above are adequate to conduct the Bank’s business.

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0%—5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

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

Deposit Insurance Premiums.   The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories—well capitalized, adequately capitalized and undercapitalized—defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA. Each of these groups is then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well-capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC (“BIF”) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

RISK FACTORS

We have only recently begun profitable operations.

From our organization in 2001 until January 2003, when we first experienced an operating profit on a monthly basis, we experienced operating losses in every period. While these losses, approximately $2.5 million in all, were largely in accordance with management’s expectations for losses during the initial operating period of Frederick County Bank, and we have operated on a profitable basis since January 2003, there can be no assurance that we will be able to continue operating on a profitable basis, or that we will be able to increase our level of profits and shareholder returns. The failure to remain profitable may reduce the value of an investment in our common stock.

A substantial portion of our loans are real estate related loans in the Frederick, Maryland area, and substantially all of our loans are commercial real estate or commercial and industrial loans made to borrowers in this area. Adverse changes in the real estate market or economy in this area could lead to higher levels of problem loans and charge-offs, and adversely affect our earnings and financial condition.

We have a substantial amount of loans secured by real estate in the Frederick, Maryland area as collateral, and substantially all of our loans are to borrowers in that area. At December 31, 2005, 39% of our loans were commercial real estate loans, 19% of construction and land development loans and an additional 16% were commercial and industrial loans, which are not primarily secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions, in our market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future, which would adversely affect our financial condition and results of operations.

Most of the loans in our loan portfolio were originated within the past three years, and approximately 62% were originated within the past two years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio, although there can be no assurance that more seasoned loans will be of higher quality or perform better. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be somewhat higher than current levels. Defaults on loans would negatively affect our financial condition, results of operations and financial prospects.

Losses related to any single loan could have a significant impact on our financial conditions and results of operations.

As a result of our focus on commercial lending, our loan portfolio is currently comprised of a relatively small number of loans, many of which have balances in excess of 5% of our shareholder’s equity. Additionally, commercial and industrial loans not primarily secured by real estate are typically made based on the ability of the borrower to make payment on the loan from the cash flow of the business, and are collateralized primarily by business assets such as equipment, inventory and accounts receivable. These assets are often subject to depreciation over time, may be more difficult than real estate collateral to evaluate, and may be more difficult to realize the value of upon foreclosure. As a result the availability of funds for repayment of such loans is often contingent on the success of the business itself. Although we rigorously underwrite and structure our loans, and monitor the financial condition of our borrowers in an effort to avoid or minimize losses, unexpected reversals in the business of an individual borrower can occur, and the resulting decline in the quality of loans to such borrowers, and related provisions for credit losses, could have a material adverse affect on our earnings, financial condition and shareholder returns.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. Despite our underwriting criteria, we may experience losses for reasons beyond our control, such as general economic conditions. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations would be materially adversely affected at that time.

Our bank regulators may require us to increase our allowance for loan losses, which could have a negative effect on our financial condition and results of operations.

Federal and state regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.

The loss of the services of any key employees could adversely affect investor returns.

Our business is service oriented, and our success depends to a large extent upon the services of Martin S. Lapera, our President and Chief Executive Officer, and William R. Talley, Jr., our Executive Vice President and Chief Financial Officer. The loss of the services of either of these officers could adversely affect our business.

Trading in our common stock has been sporadic and volume has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.

Our common stock currently trades on the OTC Bulletin Board market and trading volume to date has been minimal, averaging less than 100 shares per day over the past year, and there can be no assurance that an active and liquid market for the common stock will develop.

The number of shares owned by our directors and executive officers could make it more difficult, or impossible, to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions. Your interests may not be the same as those of the Board and management.

Our directors and executive officers and their affiliates own approximately 28.7% of the outstanding common stock as of December 31, 2005. By voting against a proposal submitted to shareholders, our directors and officers, as a group, may be able to block, or make approval more difficult to obtain, for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales and amendments to the Articles of Incorporation.

We have no current plans to pay cash dividends.

Frederick County Bank is our principal revenue producing operation. As a result, the ability to pay cash dividends to shareholders largely depends on receiving dividends from Frederick County Bank. The amount of dividends that a bank may pay is limited by state and federal laws and regulations. Even if we have earnings in an amount sufficient to pay cash dividends, our Board of Directors may decide to retain earnings for the purpose of financing growth. We have no current plans to commence paying cash dividends.

Changes in interest rates and other factors beyond our control could have an adverse impact on our earnings.

Our operating income and net income depend to a great extent on our net interest margin—the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. These rates are highly sensitive to many factors, which are beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System.

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. A significant portion of our deposits, 16.6% at December 31, 2005, are noninterest bearing demand deposits.

Government policy relating to the deposit insurance funds may also adversely affect our results of operations. Under current law and regulation, if the reserve ratio of the Bank Insurance Fund falls below 1.25%, all insured banks will be required to pay deposit insurance premiums. We do not currently pay any deposit insurance premiums.

Payment of deposit insurance premiums will have an adverse effect on our earnings. These changes or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

Banking regulators have broad regulatory powers, but bank regulations are primarily designed to protect depositors and not investors.

We are subject to supervision by a variety of governmental regulatory agencies at both the federal and state levels. Regulations promulgated by these agencies, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and may adversely affect our earnings and growth. Most of the regulations promulgated by federal and state bank regulatory agencies are designed to protect depositors, not investors. In particular, these regulations may limit our growth and the return to investors by restricting activities such as the payment of dividends, investments, loans and interest rates, interest rates paid on deposits, the creation of branch offices or other financial transactions.

Market for Common Stock and Dividends

The Company’s Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Capital Market. As of December 31, 2005, two market makers offered to make a market in the Common Stock in the over the counter “bulletin board” market under the symbol “FCBI”. The Common Stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter for 2005 and 2004. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 2005, there were 1,458,602 shares of Common Stock outstanding, held by approximately 661 shareholders of record. The Company has not paid any cash dividends to date. The ability of the Company to declare and pay dividends is limited by federal and state law regulation. Please refer to Note 12 to the financial statements included in this report for additional information.

	2005		2004
Quarter	High Bid	Low Bid	High Bid	Low Bid
First	$39.50	$15.50	$17.25	$15.50
Second	$37.96	$35.75	$20.00	$16.25
Third	$43.00	$34.10	$21.50	$17.38
Fourth	$42.00	$35.00	$35.00	$19.75

Dividends.   Neither the Company nor the Bank has paid any cash dividends to date. Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay without prior approval. Prior approval of the Federal Reserve is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, cash dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits.

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

Issuer Repurchases of Securities During the Fourth Quarter of 2005. None.

Recent Sales of Unregistered Shares. None.

Use of Proceeds. Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans.   The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	130,010	$10.00	126,540
Equity compensation plans not approved by security holders	0	N/A	0
Total	130,010	$10.00	126,540

(1)          Consists of the 2001 Stock Option Plan. Certain employment arrangements entered into by the Company, which have not been specifically approved by stockholders provide for the issuance under the 2001 Stock Option Plan of options to purchase common stock to certain officers. All of such options have been issued and are fully vested. For additional information, see the discussion of employment agreements in response to Item 10 and Note 9 to the consolidated financial statements.

Annual Meeting of Shareholders

Tuesday, April 11, 2006 - 7:00 p.m.
Dutch’s Daughter
581 Himes Avenue
Frederick, MD 21703

Transfer Agent

Registrar & Transfer Company
10 Commerce Drive
Cranford, NJ 07016
1-800-368-5948

Market Makers

Ferris Baker Watts, Inc.
365 W. Patrick Street
Frederick, MD 21701
301-662-6488

Koonce Securities, Inc.
6550 Rock Spring Drive, Suite 600
Bethesda, MD 20817
1-800-368-2806

Availability of 10-K Report

The annual report on Form 10-K filed with the Securities and Exchange Commission is available without charge upon written request to:

William R. Talley, Jr.
Executive Vice President and Chief Financial Officer
Frederick County Bancorp, Inc.
7 North Market Street
Frederick, Maryland 21701

Internet Access to Company Documents

The Company provides access to its filings with the Securities and Exchange Commission at www.frederickcountybank.com. After accessing the web site, the filings are available upon selecting “About FCB” and then “Investor Relations.” Reports available include the annual report on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

Principal Affiliate

Balance Sheet

	December 31, 2005
	Assets		Liabilities and Equity
	(Dollars in thousands)
	Cash and due from banks	$5,124	Total deposits	$190,280
	Earning assets	200,346	Accrued interest and other liabilities	897
Frederick County Bank
9 North Market Street	Allowance for loan losses	(1,953)	Shareholders’ equity	15,945
Frederick, MD 21701
301-620-1400	Other assets	3,605
Two Offices	Total assets	$207,122	Total liabilities and shareholders’ equity	$207,122
	Net income	$1,863

ITEM 15.   Exhibits and Financial Statement Schedules.

The following financial statements are included in this report

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
10(a)	2001 Stock Option Plan(3)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(4)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(5)
10(d)	Consulting Agreement between the Bank and Raymond Raedy(6)
10(e)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(g)	Loan Agreement with Atlantic Central Bankers Bank(8)
10(h)	Promissory Note with Atlantic Central Bankers Bank(8)
11	Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the financial statements for the year ended December 31, 2005.
21	Subsidiaries of the Registrant
The sole subsidiary of the Registrant is Frederick County Bank, a Maryland chartered commercial bank.
23	Independent Auditor’s Consent
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(7)          Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

(8)          Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.
DATE February 13, 2006	By:	/s/ MARTIN S. LAPERA
Martin S. Lapera
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 13, 2006.

Name	Position	Signature
Emil D. Bennett	Director	/s/ EMIL D. BENNETT
John N. Burdette	Chairman of the Board of Directors	/s/ JOHN N. BURDETTE
J. Denham Crum	Director	/s/ J. DENHAM CRUM
George E. Dredden, Jr.	Director	/s/ GEORGE E. DREDDEN, JR.
William S. Fout	Director	/s/ WILLIAM S. FOUT
Helen G. Hahn	Director	/s/ HELEN G. HAHN
William J. Kissner	Director	/s/ WILLIAM J. KISSNER
Martin S. Lapera	President, Chief Executive Officer and
	Director (Principal Executive Officer)	/s/ MARTIN S. LAPERA
Kenneth G. McCombs	Director	/s/ KENNETH G. MCCOMBS
Farhad Memarsadeghi	Director	/s/ FARHAD MEMARSADEGHI
Raymond Raedy	Vice Chairman of the Board of Directors	/s/ RAYMOND RAEDY
William R. Talley, Jr.	Executive Vice President, Chief Financial
Officer (Principal Financial and
	Accounting Officer)	/s/ WILLIAM R. TALLEY, JR.