Form 10-Q
period 2006-03-31
FREDERICK COUNTY BANCORP INC
filed 2006-05-05
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-50407

FREDERICK COUNTY BANCORP, INC.
(Exact name of issuer as specified in its charter)

Maryland		20-0049496
(State of other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

9 North Market Street Frederick, Maryland 21701 (Address of principal executive offices)

301.620.1400
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                          Accelerated filer ☐                          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date. There were 1,458,602 shares of Common Stock outstanding as of April 28, 2006.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets, March 31, 2006 and December 31, 2005

Consolidated Statements of Income, Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity, Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows, Three Months Ended March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 17.
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2006	2005
(dollars in thousands)
ASSETS
Cash and due from banks	$6,818	$5,124
Federal funds sold	17,297	13,386
Interest-bearing deposits in other banks	9,354	10,000
Cash and cash equivalents	33,469	28,510
Investment securities available-for-sale at fair value	18,858	18,952
Investment securities held-to-maturity - fair value of $6,021 and $2,229	6,048	2,246
Restricted stock	893	821
Loans	159,334	155,341
Less: Allowance for loan losses	(2,013)	(1,953)
Net loans	157,321	153,388
Bank premises and equipment	1,944	1,811
Other assets	1,882	1,812
Total assets	$220,415	$207,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$32,975	$31,484
Interest-bearing deposits	169,658	158,571
Total deposits	202,633	190,055
Short-term borrowings	450	450
Long-term debt	250	250
Accrued interest and other liabilities	761	897
Total liabilities	204,094	191,652

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,458,602 shares issued and outstanding	15	15
Additional paid-in capital	14,652	14,652
Retained earnings	1,900	1,421
Accumulated other comprehensive loss	(246)	(200)
Total shareholders’ equity	16,321	15,888
Total liabilities and shareholders’ equity	$220,415	$207,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2006	2005
Interest income:
Interest and fees on loans	$2,723	$2,129
Interest and dividends on investment securities:
Interest — taxable	208	155
Interest — tax exempt	34	2
Dividends	11	9
Interest on federal funds sold	153	56
Other interest income	45	2
Total interest income	3,174	2,353
Interest expense:
Interest on deposits	1,202	618
Interest on other short-term borrowings	7	6
Interest on long-term debt	5	—
Total interest expense	1,214	624
Net interest income	1,960	1,729
Provision for loan losses	60	150
Net interest income after provision for loan losses	1,900	1,579
Noninterest income:
Service fees	39	35
Other operating income	46	27
Total noninterest income	85	62
Noninterest expense:
Salaries and employee benefits	732	636
Occupancy and equipment expenses	184	156
Other operating expenses	269	273
Total noninterest expense	1,185	1,065
Income before provision for income taxes	800	576
Provision for income taxes	321	60
Net income	$479	$516
Basic earnings per share	$0.33	$0.35
Diluted earnings per share	$0.31	$0.34
Basic weighted average number of shares outstanding	1,458,602	1,457,626
Diluted weighted average number of shares outstanding	1,527,730	1,524,731

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and
   Subsidiary
Consolidated Statement of Changes in
Shareholders’ Equity (Unaudited)

(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2004	1,457,402	$15	$14,632	$(411)	$(23)	$14,213
Comprehensive income:
Net income	—	—	—	516	—	516
Changes in net unrealized losses on securities available for sale, net of income taxes of $60	—	—	—	—	(95)	(95)
Comprehensive income						421
Shares issued under stock option transactions	1,200	—	12	—	—	12
Balance, March 31, 2005	1,458,602	$15	$14,644	$105	$(118)	$14,646
Balance, December 31, 2005	1,458,602	$15	$14,652	$1,421	$(200)	$15,888
Comprehensive income:
Net income	—	—	—	479	—	479
Changes in net unrealized losses on securities available for sale, net of income taxes of $28	—	—	—	—	(46)	(46)
Comprehensive income	—	—	—	—	—	433
Balance, March 31, 2006	1,458,602	$15	$14,652	$1,900	$(246)	$16,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$479	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	38
Deferred income taxes	(26)	—
Provision for loan losses	60	150
Net premium amortization on investment securities	12	24
Increase in other assets	(15)	(239)
Decrease in accrued interest and other liabilities	(136)	(304)
Net cash provided by operating activities	415	185
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(1,476)	(1,513)
Purchases of investment securities held-to-maturity	(3,802)	—
Proceeds from maturities of investment securities available-for-sale	1,483	1,057
Purchases of restricted stock	(72)	(95)
Net increase in loans	(3,993)	(4,361)
Purchases of bank premises and equipment, net	(174)	(72)
Net cash used in investing activities	(8,034)	(4,984)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	4,789	6,063
Net increase in time deposits	7,789	7,202
Proceeds from issuance of common stock	—	12
Net cash provided by financing activities	12,578	13,277
Net increase in cash and cash equivalents	4,959	8,478
Cash and cash equivalents — beginning of period	28,510	16,639
Cash and cash equivalents — end of period	$33,469	$25,117
Supplemental cash flow disclosures:
Interest paid	$1,212	$609
Income taxes paid	$131	$230

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1. General:

On September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between the Frederick County Bancorp, Inc. (the “Bancorp”) and Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of Bancorp. As a result of the Exchange, the Bank has become a wholly owned subsidiary of Bancorp, and Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of January 1, 2003. During February 2004, the Company received approval from the Federal Reserve Bank of Richmond to become a financial holding company.

The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks. Note 4 discusses the types of securities the Bank invests in. Note 5 discusses the types of lending that the Bank engages in. The Bank does not have any significant concentrations to any one industry or customer.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, regulation S-X, and general practices within the banking industry. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2006.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the consolidated financial statements and could differ from actual results.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2006	2005
Net income	$479	$516
Basic earnings per share	$0.33	$0.35
Diluted earnings per share	$0.31	$0.34
Basic weighted average number of shares outstanding	1,458,602	1,457,626
Effect of dilutive securities — stock options	69,128	67,105
Diluted weighted average number of shares outstanding	1,527,730	1,524,731

Note 3. Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company’s shareholders. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As of December 31, 2005, all outstanding stock options were fully vested. No stock options were granted or vested during the first three months of 2006 or 2005 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation). As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment and any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

Note 4. Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2006 and December 31, 2005:

Available-for-sale portfolio

March 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$2,441	$—	$38	$2,403	4.26%
Due after five years through ten years	3,204	—	45	3,159	4.95%
Mortgage-backed debt securities	13,213	9	326	12,896	4.40%
Equity Securities	400	—	—	400	—%
	$19,258	$9	$409	$18,858	4.38%

December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$1,500	$—	$19	$1,481	4.00%
Due after five years through ten years	3,333	—	25	3,308	4.94%
Mortgage-backed debt securities	14,045	7	289	13,763	4.29%
Equity securities	400	—	—	400	—%
	$19,278	$7	$333	$18,952	4.29%

Held-to-maturity portfolio

March 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$1,209	$—	$14	$1,195	5.17%
Due after ten years	4,839	1	14	4,826	5.79%
	$6,048	$1	$28	$6,021	5.67%

December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$705	$—	$11	$694	5.08%
Due after ten years	1,541	1	7	1,535	5.68%
	$2,246	$1	$18	$2,229	5.49%

March 31, 2006
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$5,078	$67	$484	$16	$5,562	$83
Mortgage-backed debt securities	6,416	129	5,768	197	12,184	326
State and political subdivisions	3,392	28	—	—	3,392	28
Total temporarily impaired securities	$14,886	$224	$6,252	$213	$21,138	$437

December 31, 2005
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$3,356	$27	$483	$17	$3,839	$44
Mortgage-backed debt securities	8,182	144	4,758	145	12,940	289
State and political subdivisions	2,078	18	—	—	2,078	18
Total temporarily impaired securities	$13,616	$189	$5,241	$162	$18,857	$351

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

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(dollars in thousands)	2006	2005
Federal Home Loan Bank of Atlanta	$414	$342
Federal Reserve Bank	439	439
Atlantic Central Bankers Bank	40	40
	$893	$821

Note 5. Loans and Allowance for Loan Losses:

Loans consist of the following:

(dollars in thousands)	March 31, 2006	% of Loans	December 31, 2005	% of Loans
Real estate loans:
Construction and land development	$36,376	23%	$29,140	19%
Mortgage loans:
Secured by 1 to 4 family residential properties	30,258	19%	31,128	20%
Secured by multi-family (5 or more) residential properties	7,569	5%	3,942	3%
Secured by commercial properties	55,266	34%	60,087	39%
Secured by farm land	4,339	3%	2,836	2%
Total mortgage loans	97,432	61%	97,993	64%
Loans to farmers	—	—%	756	—%
Commercial and industrial loans	22,917	14%	25,140	16%
Loans to individuals for household, family and other personal expenditures	2,609	2%	2,312	1%
	159,334	100%	155,341	100%
Less allowance for loan losses	(2,013)		(1,953)
Net loans	$157,321		$153,388

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Balance at beginning of period	$1,953	$1,503
Provision charged to operating expenses	60	150
Recoveries of loans previously charged-off	—	—
	2,013	1,653
Loans charged-off	—	—
Balance at end of period	$2,013	$1,653
Average total loans outstanding during period	$157,145	$136,935

Note 6. Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended March 31,
(dollars in thousands)	2006	2005

Salaries	$566	$525
Bonus	83	13
Deferred Personnel Costs	(46)	(32)
Payroll Taxes	63	65
Employee Insurance	34	36
Other Employee Benefits	32	29
Depreciation	41	38
Rent	64	51
Utilities	18	15
Repairs and Maintenance	23	24
ATM Expense	17	15
Other Occupancy and Equipment Expenses	21	13
Postage and Supplies	14	14
Data Processing	64	87
Advertising and Promotion	61	41
Legal	7	4
Insurance	8	7
Consulting	7	10
Courier	10	10
Audit Fees	38	33
Shareholder Relations	—	1
Other	60	66
	$1,185	$1,065

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

The Company made contributions to the Plan in the amounts of $24,000 and $21,000 for the first three months of 2006 and 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2006.

As of March 31, 2006, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2006 and December 31, 2005 are presented in the following tables.

March 31, 2006
	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital To Risk-Weighted Assets Company	$16,567	9.29%	$7,134	4.00%	N/A	N/A
Bank	$16,632	9.35%	$7,118	4.00%	$10,677	6.00%

Total Capital To Risk-Weighted Assets Company	$18,580	10.42%	$14,268	8.00%	N/A	N/A
Bank	$18,645	10.48%	$14,236	8.00%	$17,795	10.00%

Tier 1 Capital To Average Assets Company	$16,567	8.06%	$8,219	4.00%	N/A	N/A
Bank	$16,632	8.11%	$8,203	4.00%	$10,254	5.00%

December 31, 2005
	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital To Risk-Weighted Assets Company	$16,088	9.36%	$6,877	4.00%	N/A	N/A
Bank	$16,145	9.41%	$6,860	4.00%	$10,290	6.00%

Total Capital To Risk-Weighted Assets Company	$18,041	10.49%	$13,753	8.00%	N/A	N/A
Bank	$18,098	10.55%	$13,720	8.00%	$17,150	10.00%

Tier 1 Capital To Average Assets Company	$16,088	8.26%	$7,787	4.00%	N/A	N/A
Bank	$16,145	8.31%	$7,772	4.00%	$9,716	5.00%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On September 30, 2003, the Agreement and Plan of Share Exchange (the “Exchange”) between the Frederick County Bancorp, Inc. (the “Bancorp”) and Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), dated June 9, 2003, approved at the Special Meeting of Shareholders of the Bank held on September 22, 2003, became effective. Pursuant to the Exchange, each of the outstanding shares of common stock $10.00 par value of the Bank was converted into one share of the common stock $0.01 par value of Bancorp. As a result of the Exchange, the Bank has become a wholly owned subsidiary of Bancorp, and Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of January 1, 2003. During February 2004, the Company received approval from the Federal Reserve Bank of Richmond to become a financial holding company.

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

The Company is continually looking for promising branch sites that will contribute to the Company’s growth and profit expectations. While additional branching activity is anticipated, there can be no assurance as to when or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value. Two new branches, located at 200 Commerce Drive, Walkersville, Maryland and 6910 Crestwood Boulevard, Frederick, Maryland, are currently under construction and the Company anticipates that these facilities will open in the third and fourth quarters of 2006.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management’s assessment of the adequacy of the allowance for credit losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect. For discussions related to the critical accounting policies of the Company, refer to the sections in this Management’s Discussion and Analysis entitled “Income Taxes” and “Allowance for Loan Losses.”

Deposits

Deposits grew by $12.58 million, or 6.62%, from December 31, 2005 to a balance of $202.63 million as of March 31, 2006 and by $33.78 million, or 20.00% from March 31, 2005. The Company’s deposit growth strategy is to increase deposits in response to loan demand.

Three Months Ended March 31, 2006 and 2005

The net income was $479,000 for the three months ended March 31, 2006 as compared to the $516,000 net earnings recorded for the same period in 2005. It should be noted that the Company recognized $321,000 of income tax expense during this period in 2006, whereas, only $60,000 of income tax expense was incurred for the same period in 2005 due to the release of the valuation allowance associated with the net operating loss carryforwards available at that time. The basic earnings per share for the three months ended March 31, 2006 and 2005 are $0.33 and $0.35, respectively, and are based on the weighted-average number of shares outstanding of 1,458,602 in 2006 and 1,457,626, in 2005. The diluted earnings per share for the three months ended March 31, 2006 and 2005 are $0.31 and $0.34, respectively, and are based on the weighted-average number of shares outstanding of 1,527,730 and 1,524,731, respectively.

The Company experienced an annualized return on average assets of 0.93% and 1.22% for the three-month periods ended March 31, 2006 and 2005, respectively. Additionally, the Company experienced an annualized return on average shareholders’ equity of 11.80% and 14.17% for the three-month periods ended March 31, 2006 and 2005, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table shows average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three months ended March 31,	2006			2005
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$13,650	$153	4.55%	$8,773	$56	2.59%
Interest bearing deposits in other banks	4,004	45	4.56	467	2	1.74
Investment securities (1):
Taxable	20,870	219	4.26	17,442	164	3.81
Tax-exempt (2)	3,512	52	6.00	299	3	4.07
Loans (3)	157,145	2,727	7.04	136,935	2,133	6.32
Total interest-earning assets	199,181	3,196	6.51	163,916	2,358	5.83
Noninterest-earning assets	6,305			5,074
Total assets	$205,486			$168,990

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$13,055	6	0.19%	$15,911	7	0.18%
Savings accounts	2,806	3	0.43	3,040	4	0.53
Money market accounts	31,237	190	2.47	28,605	76	1.08
Certificates of deposit $100,000 or more	52,180	499	3.88	41,373	263	2.58
Certificates of deposit less than $100,000	57,710	504	3.54	42,697	268	2.55
Short-term borrowings	450	7	6.31	450	6	5.41
Long-term debt	250	5	8.11	—	—	—
Total interest-bearing liabilities	157,688	1,214	3.12	132,076	624	1.92
Noninterest-bearing deposits	30,956			21,747
Noninterest-bearing liabilities	608			604
Total liabilities	189,252			154,427
Total shareholders’ equity	16,234			14,563
Total liabilities and shareholders’ equity	$205,486			$168,990
Net interest income		$1,982			$1,734
Net interest spread			3.39%			3.92%
Net interest margin			4.04%			4.29%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $18,000 in 2006 and $1,000 in 2005 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $4,000 in 2006 and $4,000 in 2005 are included in the calculation of the loan interest income. Net loan origination income (expenses) in interest income totaled $7,000 in 2006 and $(5,000) in 2005.

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

Three Months Ended March 31, 2006 and 2005

The net interest income (on a taxable-equivalent basis) of $1.98 million in 2006 was $248,000, or 14.30% higher than the amount recognized in 2005. This increase in interest income is due to the growth in average earning assets and increased yields on earning assets. Average earning assets increased by  $35.27 million, or 21.51%, since March 31, 2005. The yield on earning assets in 2006 increased to 6.51% from 5.83% in 2005. This increase in yield is attributable to the impact of the increase in short-term rates by the Federal Reserve. However, the increase by 120 basis points in the rate paid on interest earning liabilities, primarily a result of prior Federal Reserve increases of the discount rate and stiff competition for deposits, more than offset the increase in yield on interest earning assets. The Company’s net interest margin was 4.04% and 4.29% and the net interest spread was 3.39% and 3.92% for the three-month periods ended March 31, 2006 and 2005, respectively. Average loans as a percentage of average interest-earnings assets decreased to 78.90% for the three months ended March 31, 2006, as compared to 83.54% for the same period in 2005. The decline in average loans as a percentage of average earning assets is in part reflective of the Company’s preference to not make loans rather than assume riskier loans for which the Company will not be adequately compensated.

The interest expense increased 94.55% from $624,000 in 2005 to $1.21 million in 2006 due to the 19.39% increase in volume of interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 3.12% in 2006 from 1.92% in 2005.

Noninterest Income

Noninterest income was $85,000 and $62,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

The Company’s management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expense

See Note 6 to the unaudited consolidated financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expense.

Three Months Ended March 31, 2006 and 2005

Noninterest expense amounted to $1.19 million and $1.07 million for these three-month periods in 2006 and 2005, respectively. The changes in noninterest expense are principally related to an increase in personnel costs. Salaries expense in 2006 was $566,000, up $41,000 from the salaries expense incurred in the same period in 2005. This increase of 7.81% is for employee pay increases and to make various employee salaries competitive with the current employment environment.

Income Taxes

During the three months ended March 31, 2006, the Company incurred $321,000 of income tax expense compared to only $60,000 during the same period in 2005 due to the net operating loss carryforwards available at that time. At December 31, 2004, the Company recorded a valuation allowance of $158,000 to reduce the carrying value of the net deferred tax assets carried in the consolidated balance sheet. Valuation allowances are provided for deferred tax assets when in Management’s judgment a portion, or all, of the deferred tax assets may not be realized. During the first quarter of 2005, Management’s judgment changed and, accordingly, no longer believed a valuation allowance was needed. The primary factor influencing management’s judgment was the existence of sustained periods of taxable income. As of March 31, 2006, the Company was not required to maintain a valuation allowance.

The effective tax rates for the first three months of 2006 and 2005 were 40.13% and 10.42%. The rate for 2005 was positively impacted by the elimination of the $158,000 valuation allowance during that period. Excluding the effects of the valuation allowance, the effective tax rate would have been 37.85%.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods. If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(50.49) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2006, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2006. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis

March 31, 2006

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$17,297	$—	$—	$—	$17,297
Interest-bearing deposits in other banks	9,354	—	—	—	9,354
Investment securities(1)	711	4,393	4,464	14,938	24,506
Loans	51,917	36,404	53,842	17,171	159,334
Total interest-earning assets	79,279	40,797	58,306	32,109	210,491

Liabilities
Savings and NOW Accounts	1,165	2,330	2,330	17,479	23,304
Money Market Accounts	1,583	3,166	3,166	23,746	31,661
Certificates of Deposit	74,100	34,834	5,759	—	114,693
Short-term borrowings	450	—	—	—	450
Long-term debt	250	—	—	—	250
Total interest-bearing liabilities	77,548	40,330	11,255	41,225	170,358
Interest rate sensitivity gap	$1,731	$467	$47,051	$(9,116)	$40,133
Cumulative interest rate sensitivity gap	$1,731	$2,198	$49,249	$40,133
Cumulative gap ratio as a percentage of total assets	0.79%	1.00%	22.34%	18.21%

(1)             Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 8.41% and net income would decline by 18.05%. With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 5.40% and net income would increase by 11.58%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio. The Company’s provision for loan losses for the first three months of 2006 and 2005 were $60,000 and $150,000, respectively. The loan growth was $3.99 million for the first three months of 2006 as compared to $4.36 million for the same period in 2005. Due to the increased exposure to commercial and commercial real estate loans in early 2005, Management deemed it necessary to increase the provision for loan losses during the first quarter of 2005. During 2006, Management feels that it is not necessary to have as large of a provision as the prior year, even though the new loan volume is about the same. At March 31, 2006 and December 31, 2005, the allowance for loan losses was $2.01 million and $1.95 million, respectively.

The Company prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each category. Qualitative factors include: levels and trends in delinquencies and nonaccrual loans; trends in volumes and terms of loans; effects of any changes in lending policies, the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Company’s loan review system; and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis., taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The provision for loan losses included in the statements of operations serve to maintain the allowance at a level Management considers adequate.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing. When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.  At March 31, 2006 there were no loans deemed to be impaired.

The formula allowance component is used for estimating the loss on internally risk rated loans and those loans identified for impairment testing. The loans meeting the Company’s internal criteria for classification, such as special mention, substandard, doubtful and loss are segregated from performing loans within the portfolio. These internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on Management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-classified loans due to Management’s concerns regarding collectability or Management’s knowledge of particular elements surrounding the borrower. Allowance factors increase with the worsening of the internal risk rating.

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

As of March 31, 2006, the real estate loan portfolio constituted 84% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  The Company has $6.00 million of interest only home equity lines of credit at March 31, 2006.

	March 31,
(dollars in thousands)	2006	2005
Balance at beginning of period	$1,953	$1,503
Provision charged to operating expenses	60	150
Recoveries of loans previously charged-off	—	—
Loans charged-off	—	—
Balance at end of period	$2,013	$1,653
Average total loans outstanding during period	$157,145	$136,935

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses	March 31,		December 31,
	2006	% of Loans	2005	% of Loans
Real estate-construction	$306	23%	$318	19%
Real estate-mortgage	1,270	61%	1,171	64%
Commercial and industrial loans	380	14%	408	16%
Loans to individuals for household, family and other personal expenditures	57	2%	56	1%
	$2,013	100%	$1,953	100%

	March 31,	December 31,
	2006	2005
Nonaccrual loans	$7	$8
Loans 90 days past due	—	—
Total nonperforming loans	7	8
Other real estate owned	—	—
Total nonperforming assets	$7	$8
Nonperforming assets to total assets	0.00%	0.00%

There were no other interest-bearing assets at March 31, 2006 or December 31, 2005 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit. The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew. The above instruments and obligations involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the consolidated statements of financial condition. None of these instruments or obligations have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments to extend credit and standby letters of credit as of March 31, 2006 were as follows:

March 31,
2006
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,286
Standby letters of credit	2,451
Total	$31,737

See Note 8 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. At March 31, 2006, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% and matures on January 27, 2007. In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with an outstanding balance of $250,000 as of March 31, 2006. This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed.

The Board of Directors of the Company has authorized management to investigate and take such actions as may be necessary to effect a private issuance of up to $5.0 million of trust preferred securities at such time as management shall deem appropriate. The Company has not determined when such securities would be issued, and the terms of such securities would be subject to determination at the time of issuance. There can be no assurance that the Company will issue any trust preferred securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2006. See Note 8 to the unaudited consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2006, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 8. There are no conditions or events since that notification which Management believes have changed the Bank’s category.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 17.

Item 4.                          Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.                        Legal Proceedings    None

Item 1A. Risk Factors   There have been no material changes to the risk factors as of March 31, 2006 from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2                           Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Sales of Unregistered Securities.   None

(b)           Use of Proceeds. Not Applicable.

(c)            Registrant Purchases of Securities    None

Item 3.                          Defaults upon Senior Securities    None

Item 4.                          Submission of Matters to a Vote of Security Holders    None

Item 5.                          Other Information

(a)            Information which should have been Reported on Form 8-K.   None

(b)           Material Changes to Procedures for Director Nomination by Shareholders.   None

Item 6. Exhibits

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
10(a)	2001 Stock Option Plan(3)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(4)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (5)
10(d)	Consulting Agreement between the Bank and Raymond Raedy (6)
10(e)	2002 Executive and Director Deferred Compensation Plan (7)
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan (7)
10(g)	Loan Agreement with Atlantic Central Bankers Bank(8)
10(h)	Promissory Note with Atlantic Central Bankers Bank (8)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

FREDERICK COUNTY BANCORP, INC

Date: 05/04/06	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: 05/04/06	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer