Form 10-Q
period 2006-06-30
FREDERICK COUNTY BANCORP INC
filed 2006-07-27
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,458,602 shares of Common Stock outstanding as of July 14, 2006.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$11,092	$5,124
Federal funds sold	17,194	13,386
Interest-bearing deposits in other banks	4,790	10,000
Cash and cash equivalents	33,076	28,510
Investment securities available-for-sale at fair value	17,819	18,952
Investment securities held-to-maturity - fair value of $8,006 and $2,229	8,179	2,246
Restricted stock	893	821
Loans	164,024	155,341
Less: Allowance for loan losses	(2,073)	(1,953)
Net loans	161,951	153,388
Bank premises and equipment	2,825	1,811
Other assets	1,986	1,812
Total assets	$226,729	$207,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$33,267	$31,484
Interest-bearing deposits	175,464	158,571
Total deposits	208,731	190,055
Short-term borrowings	450	450
Long-term debt	250	250
Accrued interest and other liabilities	566	897
Total liabilities	209,997	191,652

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,458,602 shares issued and outstanding	15	15
Additional paid-in capital	14,652	14,652
Retained earnings	2,413	1,421
Accumulated other comprehensive loss	(348)	(200)
Total shareholders’ equity	16,732	15,888
Total liabilities and shareholders’ equity	$226,729	$207,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$2,900	$2,324	$5,623	$4,453
Interest and dividends on investment securities:
Interest – taxable	198	158	406	313
Interest – tax exempt	69	5	103	7
Dividends	12	11	23	20
Interest on federal funds sold	177	71	330	127
Other interest income	84	12	129	14
Total interest income	3,440	2,581	6,614	4,934
Interest expense:
Interest on deposits	1,343	712	2,545	1,330
Interest on other short-term borrowings	7	7	14	13
Interest on long-term debt	5	—	10	—
Total interest expense	1,355	719	2,569	1,343
Net interest income	2,085	1,862	4,045	3,591
Provision for loan losses	60	150	120	300
Net interest income after provision for loan losses	2,025	1,712	3,925	3,291
Noninterest income:
Securities gains (losses)	—	(1)	—	(1)
Service fees	37	38	76	73
Other operating income	37	41	83	68
Total noninterest income	74	78	159	140
Noninterest expense:
Salaries and employee benefits	821	676	1,553	1,312
Occupancy and equipment expenses	190	180	374	336
Other operating expenses	291	279	560	552
Total noninterest expense	1,302	1,135	2,487	2,200
Income before provision for income taxes	797	655	1,597	1,231
Provision for income taxes	284	255	605	315
Net income	$513	$400	$992	$916
Basic earnings per share	$0.35	$0.27	$0.68	$0.63
Diluted earnings per share	$0.34	$0.26	$0.65	$0.60
Basic weighted average number of shares outstanding	1,458,602	1,458,602	1,458,602	1,458,117
Diluted weighted average number of shares outstanding	1,527,496	1,527,663	1,527,623	1,526,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in
Shareholders’ Equity (Unaudited)

Six Months Ended June 30,

(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2004	1,457,402	$15	$14,632	$(411)	$(23)	$14,213
Comprehensive income:
Net income	—	—	—	916	—	916
Changes in net unrealized losses on securities available for sale, net of income taxes of $14	—	—	—	—	(22)	(22)
Comprehensive income						894
Shares issued under stock option transactions	1,200	—	12	—	—	12
Balance, June 30, 2005	1,458,602	$15	$14,644	$505	$(45)	$15,119
Balance, December 31, 2005	1,458,602	$15	$14,652	$1,421	$(200)	$15,888
Comprehensive income:
Net income	—	—	—	992	—	992
Changes in net unrealized losses on securities available for sale, net of income taxes of $93					(148)	(148)
Comprehensive income						844
Balance, June 30, 2006	1,458,602	$15	$14,652	$2,413	$(348)	$16,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in
Shareholders’ Equity (Unaudited)

Three Months Ended June 30,

(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, March 31, 2005	1,458,602	$15	$14,644	$105	$(118)	$14,646
Comprehensive income:
Net income	—	—	—	400	—	400
Changes in net unrealized losses on securities available for sale, net of income tax benefits of $46	—	—	—	—	73	73
Comprehensive income						473
Balance, June 30, 2005	1,458,602	$15	$14,644	$505	$(45)	$15,119
Balance, March 31, 2006	1,458,602	$15	$14,652	$1,900	$(246)	$16,321
Comprehensive income:
Net income	—	—	—	513	—	513
Changes in net unrealized losses on securities available for sale, net of income taxes of $64	—	—	—	—	(102)	(102)
Comprehensive income						411
Balance, June 30, 2006	1,458,602	$15	$14,652	$2,413	$(348)	$16,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$992	$916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	86	80
Deferred income taxes (benefits)	(48)	—
Provision for loan losses	120	300
Securities losses	—	1
Net premium amortization on investment securities	22	49
Increase in other assets	(33)	(1,267)
Decrease in accrued interest and other liabilities	(331)	(510)
Net cash provided by (used in) operating activities	808	(431)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(1,475)	(4,139)
Purchases of investment securities held-to-maturity	(5,933)	(550)
Proceeds from sale of investment securities available-for-sale	—	691
Proceeds from maturities of investment securities available-for-sale	2,345	2,187
Purchases of restricted stock	(72)	(106)
Net increase in loans	(8,683)	(12,848)
Purchases of bank premises and equipment, net	(1,100)	(191)
Net cash used in investing activities	(14,918)	(14,956)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	10,734	7,925
Net increase in time deposits	7,942	10,896
Proceeds from issuance of common stock	—	12
Net cash provided by financing activities	18,676	18,833
Net increase in cash and cash equivalents	4,566	3,446
Cash and cash equivalents – beginning of period	28,510	16,639
Cash and cash equivalents – end of period	$33,076	$20,085
Supplemental cash flow disclosures:
Interest paid	$2,569	$1,322
Income taxes paid	$778	$771

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Net income	$513	$400	$992	$916
Basic earnings per share	$0.35	$0.27	$0.68	$0.63
Diluted earnings per share	$0.34	$0.26	$0.65	$0.60
Basic weighted average number of shares outstanding	1,458,602	1,458,602	1,458,602	1,458,117
Effect of dilutive securities – stock options	68,894	69,061	69,021	68,179
Diluted weighted average number of shares outstanding	1,527,496	1,527,663	1,527,623	1,526,296

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  As of December 31, 2005, all outstanding stock options were fully vested.  No stock options were granted or vested during the first six months of 2006 or 2005 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation).  As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment and any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2006 and December 31, 2005:

Available-for-sale portfolio

June 30, 2006

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$2,407	$—	$51	$2,356	4.29%
Due after five years through ten years	3,077	—	73	3,004	4.95%
Mortgage-backed debt securities	12,502	5	448	12,059	4.40%
Equity securities	400	—	—	400	—%
	$18,386	$5	$572	$17,819	4.38%

December 31, 2005

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$1,500	$—	$19	$1,481	4.00%
Due after five years through ten years	3,333	—	25	3,308	4.94%
Mortgage-backed debt securities	14,045	7	289	13,763	4.29%
Equity securities	400	—	—	400	—%
	$19,278	$7	$333	$18,952	4.29%

Held-to-maturity portfolio

June 30, 2006

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$1,209	$—	$35	$1,174	5.17%
Due after ten years	6,970	—	138	6,832	5.82%
	$8,179	$—	$173	$8,006	5.72%

December 31, 2005

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$705	$—	$11	$694	5.08%
Due after ten years	1,541	1	7	1,535	5.68%
	$2,246	$1	$18	$2,229	5.49%

June 30, 2006

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and other U.S. government agencies and corporations	$4,379	$105	$981	$19	$5,360	$124
Mortgage-backed debt securities	1,361	34	10,034	414	11,395	448
State and political subdivisions	6,950	161	286	12	7,236	173
Total temporarily impaired securities	$12,690	$300	$11,301	$445	$23,991	$745

December 31, 2005

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and other U.S. government agencies and corporations	$3,356	$27	$483	$17	$3,839	$44
Mortgage-backed debt securities	8,182	144	4,758	145	12,940	289
State and political subdivisions	2,078	18	—	—	2,078	18
Total temporarily impaired securities	$13,616	$189	$5,241	$162	$18,857	$351

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company has not recognized any other-than-temporary impairment in connection with the unrealized losses reflected in the preceding tables.  All of these declines can be attributable to increases in interest rates and not a change in credit quality.

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(dollars in thousands)	2006	2005
Federal Home Loan Bank of Atlanta	$414	$342
Federal Reserve Bank	439	439
Atlantic Central Bankers Bank	40	40
	$893	$821

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2006	Loans	2005	Loans
Real estate loans:
Construction and land development	$36,385	22%	$29,140	19%
Mortgage loans:
Secured by 1 to 4 family residential properties	32,568	20%	31,128	20%
Secured by multi-family (5 or more) residential properties	7,888	5%	3,942	3%
Secured by commercial properties	56,073	34%	60,087	39%
Secured by farm land	4,307	3%	2,836	2%
Total mortgage loans	100,836	62%	97,993	64%
Loans to farmers	—	—%	756	—%
Commercial and industrial loans	23,727	14%	25,140	16%
Loans to individuals for household, family and other personal expenditures	3,076	2%	2,312	1%
	164,024	100%	155,341	100%
Less allowance for loan losses	(2,073)		(1,953)
Net loans	$161,951		$153,388

Transactions in the allowance for loan losses are summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2006	2005
Balance at beginning of period	$1,953	$1,503
Provision charged to operating expenses	120	300
Recoveries of loans previously charged-off	—	—
	2,073	1,803
Loans charged-off	—	—
Balance at end of period	$2,073	$1,803
Average total loans outstanding during period	$159,544	$139,542

Note 6.  Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	June 30, 2006	December 31, 2005
	Balance	Balance
Noninterest-bearing demand deposits	$33,267	$31,484
Interest-bearing demand deposits:
NOW accounts	26,887	20,090
Money market accounts	31,163	28,844
Savings accounts	2,567	2,732
Certificates of deposit:
$100,000 or more	57,896	51,283
Less than $100,000	56,951	55,622
Total deposits	$208,731	$190,055

Note 7.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Salaries	$663	$571	$1,229	$1,096
Bonus	99	40	182	53
Deferred Personnel Costs	(45)	(37)	(91)	(69)
Payroll Taxes	47	50	110	115
Employee Insurance	28	25	62	61
Other Employee Benefits	29	27	61	56
Depreciation	45	42	86	80
Rent	64	64	128	115
Utilities	12	15	30	30
Repairs and Maintenance	26	24	49	48
ATM Expense	18	15	35	30
Other Occupancy and Equipment Expenses	25	20	46	33
Postage and Supplies	15	15	29	29
Data Processing	70	98	134	185
Advertising and Promotion	58	48	119	89
Legal	6	3	13	7
Insurance	9	7	17	14
Consulting	15	9	22	19
Courier	12	10	22	20
Audit Fees	37	33	75	66
Shareholder Relations	—	5	—	6
Other	69	51	129	117
	$1,302	$1,135	$2,487	$2,200

Note 8.  401(k) Profit Sharing Plan:

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

The Company made contributions to the Plan in the amounts of $48,000 and $42,000 for the first six months of 2006 and 2005, respectively and $24,000 and $21,000 for the three months ended June 30, 2006 and 2005, respectively.

Note 9.  Shareholders’ Equity:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2006.

As of June 30, 2006, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2006 and December 31, 2005 are presented in the following tables.

June 30, 2006

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$17,080	9.35%	$7,307	4.00%	N/A	N/A
Bank	$17,160	9.41%	$7,292	4.00%	$10,938	6.00%

Total Capital
To Risk-Weighted Assets
Company	$19,153	10.48%	$14,614	8.00%	N/A	N/A
Bank	$19,233	10.55%	$14,583	8.00%	$18,229	10.00%

Tier 1 Capital
To Average Assets
Company	$17,080	7.90%	$8,643	4.00%	N/A	N/A
Bank	$17,160	7.96%	$8,627	4.00%	$10,784	5.00%

December 31, 2005

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$16,088	9.36%	$6,877	4.00%	N/A	N/A
Bank	$16,145	9.41%	$6,860	4.00%	$10,290	6.00%

Total Capital
To Risk-Weighted Assets
Company	$18,041	10.49%	$13,753	8.00%	N/A	N/A
Bank	$18,098	10.55%	$13,720	8.00%	$17,150	10.00%

Tier 1 Capital
To Average Assets
Company	$16,088	8.26%	$7,787	4.00%	N/A	N/A
Bank	$16,145	8.31%	$7,772	4.00%	$9,716	5.00%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to Frederick County Bancorp, Inc.’s. (the “Company”) beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters.  Such forward-looking statements are identified by terminology such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “likely”, “unlikely”, “continue”, or similar terms and are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company’s market area, the health of the real estate and construction market in the Company’s market area, the Company’s ability to develop and market new products and to enter new markets, competitive challenges in the Company’s market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward-looking statements contained herein.  Readers are cautioned against placing undue reliance on any such forward-looking statement.  In addition, the Company’s past results of operations do not necessarily indicate its future results.

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

The Company is continually looking for promising branch sites that will contribute to the Company’s growth and profit expectations.  While additional branching activity is anticipated, there can be no assurance as to when or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value.  Two new branches, located at 200 Commerce Drive, Walkersville, Maryland and 6910 Crestwood Boulevard, Frederick, Maryland, are currently under construction and the Company anticipates that these facilities will open in September 2006.

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

Loans

Loans increased by $8.68 million, or 5.59%, from December 31, 2005 to a balance of $164.02 million as of June 30, 2006 and by $15.51 million, or 10.66 % from June 30, 2005.  Loan demand for the Company has remained relatively constant over the past year.

Deposits

Deposits grew by $18.68 million, or 9.83%, from December 31, 2005 to a balance of $208.73 million as of June 30, 2006 and by $34.32 million, or 19.68% from June 30, 2005.  The Company’s deposit growth has mainly been in certificates of deposit over the past year.

Bank premises and equipment

Bank premises and equipment increased by $1.01 million, or 55.99%, from December 31, 2005 to a balance of $2.83 million as of June 30, 2006.  The Company has two new branch facilities under construction that will open in September 2006 and the increase is primarily from the construction payments.

Three Months Ended June 30, 2006 and 2005

The net income was $513,000 for the quarter ended June 30, 2006 as compared to the $400,000 net earnings recorded for the same period in 2005.  The basic earnings per share for the three months ended June 30, 2006 and 2005 are $0.35 and $0.27, respectively, and are based on the weighted-average number of shares outstanding of 1,458,602.  The diluted earnings per share for the three months ended June 30, 2006 and 2005 are $0.34 and $0.26, respectively, and are based on the weighted-average number of shares outstanding of 1,527,496 and 1,527,663, respectively.  The Company recorded loan loss provisions of $60,000 and $150,000 for the three-month periods in 2006 and 2005, respectively.  The after-tax effect of this difference had a $55,000 favorable benefit to the 2006 earnings.

The Company experienced an annualized return on average assets of 0.95% and 0.90% for the three-month periods ended June 30, 2006 and 2005, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 12.32% and 10.66% for the three-month periods ended June 30, 2006 and 2005, respectively.

Six Months Ended June 30, 2006 and 2005

The net income was $992,000 for the six months ended June 30, 2006 as compared to the $916,000 net earnings recorded for the same period in 2005.  It should be noted that the Company recognized $605,000 of income tax expense during this period in 2006, whereas, only $315,000 of income tax expense was incurred for the same period in 2005 due to the release of the valuation allowance associated with the net operating loss carryforwards available at that time.  The basic earnings per share for the six months ended June 30, 2006 and 2005 are $0.68 and $0.63, respectively, and are based on the weighted-average number of shares outstanding of 1,458,602 in 2006 and 1,458,117, in 2005.  The diluted earnings per share for the three months ended June 30, 2006 and 2005 are $0.65 and $0.60, respectively, and are based on the weighted-average number of shares outstanding of 1,527,623 and 1,526,296, respectively.  The Company recorded loan loss provisions of $120,000 and $300,000 for the six-month periods in 2006 and 2005, respectively.  The after-tax effect of this difference had a $110,000 favorable benefit to the 2006 earnings.

The Company experienced an annualized return on average assets of 0.94% and 1.05% for the six-month periods ended June 30, 2006 and 2005, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 12.06% and 12.39% for the six-month periods ended June 30, 2006 and 2005, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended June 30,

	2006			2005
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$14,466	$177	4.91%	$9,928	$71	2.87%
Interest bearing deposits in other banks	7,015	84	4.80	1,740	12	2.77
Investment securities (1):
Taxable	19,769	210	4.26	18,195	169	3.73
Tax-exempt (2)	6,987	105	6.03	465	8	6.90
Loans (3)	161,916	2,904	7.19	142,120	2,328	6.57
Total interest-earning assets	210,153	3,480	6.64	172,448	2,588	6.02
Noninterest-earning assets	5,917			6,194
Total assets	$216,070			$178,642

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$14,361	6	0.17%	$18,514	8	0.17%
Savings accounts	2,753	4	0.58	3,102	4	0.52
Money market accounts	31,302	214	2.74	26,781	98	1.47
Certificates of deposit $100,000 or more	57,115	574	4.03	42,457	291	2.75
Certificates of deposit less than $100,000	58,427	545	3.74	45,832	311	2.72
Short-term borrowings	450	7	6.24	450	7	6.24
Long-term debt	250	5	8.02	—	—	—
Total interest-bearing liabilities	164,658	1,355	3.30	137,136	719	2.10
Noninterest-bearing deposits	34,166			26,007
Noninterest-bearing liabilities	584			489
Total liabilities	199,408			163,632
Total shareholders’ equity	16,662			15,010
Total liabilities and shareholders’ equity	$216,070			$178,642
Net interest income		$2,125			$1,869
Net interest spread			3.34%			3.92%
Net interest margin			4.06%			4.35%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $36,000 in 2006 and $3,000 in 2005 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $4,000 in 2006 and $4,000 in 2005 are included in the calculation of the loan interest income. Net loan origination income in interest income totaled $3,000 in 2006 and $5,000 in 2005.

Six Months Ended June 30,

	2006			2005
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$14,068	$330	4.73%	$9,318	$127	2.75%
Interest bearing deposits in other banks	5,518	129	4.71	1,107	14	2.55
Investment securities (1):
Taxable	20,316	429	4.26	17,821	333	3.77
Tax-exempt (2)	5,259	156	5.98	382	11	5.81
Loans (3)	159,544	5,630	7.12	139,542	4,460	6.45
Total interest-earning assets	204,705	6,674	6.57	168,170	4,945	5.93
Noninterest-earning assets	6,104			5,673
Total assets	$210,809			$173,843

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$13,712	12	0.18%	$17,220	15	0.18%
Savings accounts	2,780	7	0.51	3,071	8	0.53
Money market accounts	31,269	404	2.61	27,688	173	1.26
Certificates of deposit $100,000 or more	54,661	1,074	3.96	41,918	554	2.67
Certificates of deposit less than $100,000	58,070	1,048	3.64	44,274	580	2.64
Short-term borrowings	450	14	6.27	450	13	5.83
Long-term debt	250	10	8.07	—	—	—
Total interest-bearing liabilities	161,192	2,569	3.21	134,621	1,343	2.01
Noninterest-bearing deposits	32,570			23,889
Noninterest-bearing liabilities	599			547
Total liabilities	194,361			159,057
Total shareholders’ equity	16,448			14,786
Total liabilities and shareholders’ equity	$210,809			$173,843
Net interest income		$4,105			$3,602
Net interest spread			3.36%			3.92%
Net interest margin			4.04%			4.32%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $53,000 in 2006 and $4,000 in 2005 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $7,000 in 2006 and $7,000 in 2005 are included in the calculation of the loan interest income. Net loan origination income in interest income totaled $10,000 in 2006 and none in 2005.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended June 30, 2006 compared to 2005			Six Months Ended June 30, 2006 compared to 2005
	Increase (decrease) due to		Net Increase	Increase (decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate(1)	(decrease)	Volume	Rate(1)	(decrease)
Interest income
Interest-earning assets:
Federal funds sold	$33	$73	$106	$65	$138	$203
Interest-bearing deposits in other banks	36	36	72	56	59	115
Investment securities:
Taxable	15	26	41	47	49	96
Tax-exempt	113	(16)	97	142	3	145
Loans	325	251	576	645	525	1,170
Total interest income	521	371	892	955	774	1,729

Interest expense
Interest-bearing liabilities:
NOW accounts	—	(2)	(2)	—	(3)	(3)
Savings accounts	—	—	—	(1)	—	(1)
Money market accounts	17	99	116	23	208	231
Certificates of deposit $100,000 or more	101	182	283	170	350	520
Certificates of deposit less than $100,000	86	148	234	182	286	468
Short-term borrowings	—	—	—	—	1	1
Long-term debt	5	—	5	10	—	10
Total interest expense	208	428	636	384	842	1,226
Net interest income	$314	$(58)	$256	$571	$(68)	$503

(1)             The volume/rate variance is allocated entirely to change in rates.

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

Three Months Ended June 30, 2006 and 2005

The net interest income (on a taxable-equivalent basis) of $2.13 million in 2006 was $256,000, or 13.70% higher than the amount recognized in 2005. This increase in interest income is due to the growth in average earning assets and increased yields on earning assets. Average earning assets increased by $37.71 million, or 21.86%, since June 30, 2005. The yield on earning assets in 2006 increased to 6.64% from 6.02% in 2005. This increase in yield is attributable to the impact of the increase in short-term rates by the Federal Reserve. However, the increase by 120 basis points in the rate paid on interest earning liabilities, primarily a result of Federal Reserve increases of the federal funds rate and stiff competition for deposits, more than offset the increase in yield on interest earning assets. The Company’s net interest margin was 4.06% and 4.35% and the net interest spread was 3.34% and 3.92% for the three-month periods ended June 30, 2006 and 2005, respectively. Average loans as a percentage of average interest-earnings assets decreased to 77.05% for the three months ended June 30, 2006, as compared to 82.41% for the same period in 2005. The decline in average loans as a percentage of average earning assets is in part reflective of the Company’s preference to not make loans rather than assume riskier loans for which the Company will not be adequately compensated.

The interest expense increased 88.46% from $719,000 in 2005 to $1.36 million in 2006 due to the 20.07% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 3.30% in 2006 from 2.10% in 2005.

Six Months Ended June 30, 2006 and 2005

The net interest income (on a taxable-equivalent basis) of $4.11 million in 2006 was $503,000, or 13.96% higher than the amount recognized in 2005. This increase in interest income is due to the growth in average earning assets and increased yields on earning assets. Average earning assets increased by $36.54 million, or 21.73%, since June 30, 2005. The yield on earning assets in 2006 increased to 6.57% from 5.93% in 2005. This increase in yield is attributable to the impact of the increase in short-term rates by the Federal Reserve. However, the increase by 120 basis points in the rate paid on interest earning liabilities, primarily a result of prior Federal Reserve increases of the discount rate and stiff competition for deposits, more than offset the increase in yield on interest earning assets. The Company’s net interest margin was 4.04% and 4.32% and the net interest spread was 3.36% and 3.92% for the six-month periods ended June 30, 2006 and 2005, respectively. Average loans as a percentage of average interest-earnings assets decreased to 77.94% for the six months ended June 30, 2006, as compared to 82.98% for the same period in 2005. The decline in average loans as a percentage of average earning assets is in part reflective of the Company’s preference to not make loans rather than assume riskier loans for which the Company will not be adequately compensated.

The interest expense increased 91.29% from $1.34 million in 2005 to $2.57 million in 2006 due to the 19.74% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 3.21% in 2006 from 2.01% in 2005.

Noninterest Income

Noninterest income was $74,000 and $78,000 for the three-month periods and $159,000 and $140,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

The Company’s management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expense

See Note 7 to the unaudited consolidated financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expense.

Three Months Ended June 30, 2006 and 2005

Noninterest expense amounted to $1.30 million and $1.14 million for the three-month periods in 2006 and 2005, respectively. The changes in noninterest expense are principally related to an increase in personnel costs. Salaries expense in 2006 was $663,000, up $92,000 from the salaries expense incurred in the same period in 2005. This increase of 16.11% is for employee pay increases and to make various employee salaries competitive with the current employment environment.

Six Months Ended June 30, 2006 and 2005

Noninterest expense amounted to $2.49 million and $2.20 million for the six-month periods in 2006 and 2005, respectively. The changes in noninterest expense are principally related to an increase in personnel costs. Salaries expense in 2006 was $1.23 million, up $133,000 from the salaries expense incurred in the same period in 2005. This increase of 12.14% is for the hiring of four (4) full-time equivalent employees, employee pay increases and to make various employee salaries competitive with the current employment environment.

Income Taxes

Three Months Ended June 30, 2006 and 2005

During the three months ended June 30, 2006, the Company incurred $284,000 of income tax expense compared to $255,000 during the same period in 2005. The effective tax rates for these three-months in 2006 and 2005 were 35.63% and 38.93%. The effective tax rate for 2006 has been positively impacted by the addition of tax-free municipal securities to the Company’s investment portfolio.

Six Months Ended June 30, 2006 and 2005

During the six months ended June 30, 2006, the Company incurred $605,000 of income tax expense compared to only $315,000 during the same period in 2005 due to the net operating loss carryforwards available during the first quarter of 2005. At December 31, 2004, the Company recorded a valuation allowance of $158,000 to reduce the carrying value of the net deferred tax assets carried in the consolidated balance sheet. Valuation allowances are provided for deferred tax assets when in Management’s judgment a portion, or all, of the deferred tax assets may not be realized. During the first quarter of 2005, Management’s judgment changed and, accordingly, no longer believed a valuation allowance was needed. The primary factor influencing management’s judgment was the existence of sustained periods of taxable income. As of June 30, 2006 and 2005, the Company was not required to maintain a valuation allowance.

The effective tax rates for the first six months of 2006 and 2005 were 37.88% and 25.59%. The rate for 2005 was positively impacted by the elimination of the $158,000 valuation allowance during that period. Excluding the effects of the valuation allowance, the effective tax rate would have been 38.42%.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods. If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(58.31) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2006, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2006. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis
June 30, 2006

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$17,194	$—	$—	$—	$17,194
Interest-bearing deposits in other banks	4,790	—	—	—	4,790
Investment securities(1)	1,148	3,682	4,219	16,549	25,598
Loans	53,506	41,786	50,263	18,469	164,024
Total interest-earning assets	76,638	45,468	54,482	35,018	211,606

Liabilities
Savings and NOW accounts	1,473	2,945	2,945	22,091	29,454
Money Market accounts	1,558	3,116	3,117	23,372	31,163
Certificates of deposit	73,627	35,967	5,253	—	114,847
Short-term borrowings	450	—	—	—	450
Long-term debt	250	—	—	—	250
Total interest-bearing liabilities	77,358	42,028	11,315	45,463	176,164
Interest rate sensitivity gap	$(720)	$3,440	$43,167	$(10,445)	$35,442
Cumulative interest rate sensitivity gap	$(720)	$2,720	$45,887	$35,442
Cumulative gap ratio as a percentage of total assets	-0.32%	1.20%	20.24%	15.63%

(1)             Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 7.49% and net income would decline by 12.27%. With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 3.70% and net income would increase by 6.07%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  The Company’s provision for loan losses for the first six months of 2006 and 2005 were $120,000 and $300,000, respectively.  The loan growth was $8.68 million for the first six months of 2006 as compared to $12.85 million for the same period in 2005.  Due to the increased exposure to commercial and commercial real estate loans in early 2005, Management deemed it necessary to increase the provision for loan losses during the first half of 2005.  The Company’s provision for loan losses for the three months ended June 30, 2006 and 2005 were $60,000 and $150,000, respectively.  At June 30, 2006 and December 31, 2005, the allowance for loan losses was $2.07 million and $1.95 million, respectively.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.   At June 30, 2006 there were no loans deemed to be impaired.

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

As of June 30, 2006, the real estate loan portfolio constituted 84% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.   The Company has $6.00 million of interest only home equity lines of credit at June 30, 2006.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance at beginning of period	$2,013	$1,653	$1,953	$1,503
Provision charged to operating expenses	60	150	120	300
Recoveries of loans previously charged-off	—	—	—	—
Loans charged-off	—	—	—	—
Balance at end of period	$2,073	$1,803	$2,073	$1,803
Average total loans outstanding during period	$161,916	$142,120	$159,544	$139,542

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	June 30,		December 31,
Allocation of Allowance for Loan Losses	2006	% of Loans	2005	% of Loans
Real estate-construction	$278	22%	$318	19%
Real estate-mortgage	1,362	62%	1,171	64%
Commercial and industrial loans	390	14%	408	16%
Loans to individuals for household, family and other personal expenditures	43	2%	56	1%
	$2,073	100%	$1,953	100%

	June 30,	December 31,
	2006	2005
Nonaccrual loans	$6	$8
Loans 90 days past due	—	—
Total nonperforming loans	6	8
Other real estate owned	—	—
Total nonperforming assets	$6	$8
Nonperforming assets to total assets	0.00%	0.00%

There were no other interest-bearing assets at June 30, 2006 or December 31, 2005 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of June 30, 2006 were as follows:

June 30,
2006
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,418
Standby letters of credit	2,782
Total	$32,200

See Note 8 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  At June 30, 2006, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% and matures on January 27, 2007.  In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with an outstanding balance of $250,000 as of June 30, 2006.  This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).   Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2006.  See Note 9 to the unaudited consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2006, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 9.  There are no conditions or events since that notification which Management believes have changed the Bank’s category.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 17.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.    Legal Proceedings None

Item 1A.  Risk Factors   There have been no material changes to the risk factors as of June 30, 2006 from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Sales of Unregistered Securities.    None

(b)  Use of Proceeds.    Not Applicable.

(c)  Registrant Purchases of Securities    None

Item 3.    Defaults upon Senior Securities    None

Item 4.    Submission of Matters to a Vote of Security Holders

On April 11, 2006, the annual meeting of shareholders of the Company was held for the purpose of electing eleven (11) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below:

DIRECTOR	FOR	WITHHOLD	BROKER NON-VOTES
Emil D. Bennett	1,130,920	516	None
John N. Burdette	1,130,920	516	None
John Denham Crum	1,130,920	516	None
George E. Dredden, Jr.	1,130,920	516	None
William S. Fout	1,130,920	516	None
Helen G. Hahn	1,130,420	1,016	None
William J. Kissner	1,130,920	516	None
Martin S. Lapera	1,130,920	516	None
Kenneth G. McCombs	1,130,846	590	None
Farhad Memarsadeghi	1,129,420	2,016	None
Raymond Raedy	1,130,920	516	None

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

FREDERICK COUNTY BANCORP, INC.

Date: July 25, 2006	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: July 25, 2006	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer