Form 10-Q
period 2006-09-30
FREDERICK COUNTY BANCORP INC
filed 2006-11-06
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,458,602 shares of Common Stock outstanding as of October 20, 2006.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(dollars in thousands)	2006	2005

ASSETS
Cash and due from banks	$5,478	$5,124
Federal funds sold	10,566	13,386
Interest-bearing deposits in other banks	4,828	10,000
Cash and cash equivalents	20,872	28,510
Investment securities available-for-sale at fair value	30,303	18,952
Investment securities held-to-maturity - fair value of $— and $2,229	—	2,246
Restricted stock	893	821
Loans	166,537	155,341
Less: Allowance for loan losses	(2,133)	(1,953)
Net loans	164,404	153,388
Bank premises and equipment	4,092	1,811
Other assets	2,036	1,812
Total assets	$222,600	$207,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$29,770	$31,484
Interest-bearing deposits	173,927	158,571
Total deposits	203,697	190,055
Short-term borrowings	700	450
Long-term debt	—	250
Accrued interest and other liabilities	795	897
Total liabilities	205,192	191,652

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,458,602 shares issued and outstanding	15	15
Additional paid-in capital	14,652	14,652
Retained earnings	2,881	1,421
Accumulated other comprehensive loss	(140)	(200)
Total shareholders’ equity	17,408	15,888
Total liabilities and shareholders’ equity	$222,600	$207,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$3,006	$2,519	$8,629	$6,972
Interest and dividends on investment securities:
Interest — taxable	215	156	621	469
Interest — tax exempt	93	10	196	17
Dividends	14	11	37	31
Interest on federal funds sold	143	78	473	205
Other interest income	63	8	192	22
Total interest income	3,534	2,782	10,148	7,716
Interest expense:
Interest on deposits	1,472	845	4,017	2,175
Interest on other short-term borrowings	12	10	26	23
Interest on long-term debt	—	—	10	—
Total interest expense	1,484	855	4,053	2,198
Net interest income	2,050	1,927	6,095	5,518
Provision for loan losses	60	150	180	450
Net interest income after provision for loan losses	1,990	1,777	5,915	5,068
Noninterest income:
Securities losses	—	(7)	—	(8)
Service fees	44	30	120	103
Other operating income	36	43	119	111
Total noninterest income	80	66	239	206
Noninterest expense:
Salaries and employee benefits	849	723	2,402	2,035
Occupancy and equipment expenses	216	185	590	521
Other operating expenses	307	281	867	833
Total noninterest expense	1,372	1,189	3,859	3,389
Income before provision for income taxes	698	654	2,295	1,885
Provision for income taxes	230	246	835	561
Net income	$468	$408	$1,460	$1,324
Basic earnings per share	$0.32	$0.28	$1.00	$0.91
Diluted earnings per share	$0.31	$0.27	$0.96	$0.87
Basic weighted average number of shares outstanding	1,458,602	1,458,602	1,458,602	1,458,280
Diluted weighted average number of shares outstanding	1,526,297	1,526,592	1,527,193	1,526,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended September 30,
(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, June 30, 2005	1,458,602	$15	$14,644	$505	$(45)	$15,119
Comprehensive income:
Net income	—	—	—	408	—	408
Changes in net unrealized losses on securities available for sale, net of income tax benefits of $35	—	—	—	—	(56)	(56)
Comprehensive income						352
Shares issued under stock option transactions	—	—	8	—	—	8
Balance, September 30, 2005	1,458,602	$15	$14,652	$913	$(101)	$15,479
Balance, June 30, 2006	1,458,602	$15	$14,652	$2,413	$(348)	$16,732
Comprehensive income:
Net income	—	—	—	468	—	468
Changes in net unrealized losses on securities available for sale, net of income taxes of $182	—	—	—	—	289	289
Net unrealized losses on transfer of held-to-maturity securities to available for sale, net of income tax benefits of $51					(81)	(81)
Comprehensive income						676
Balance, September 30, 2006	1,458,602	$15	$14,652	$2,881	$(140)	$17,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2004	1,457,402	$15	$14,632	$(411)	$(23)	$14,213
Comprehensive income:
Net income	—	—	—	1,324	—	1,324
Changes in net unrealized losses on securities available for sale, net of income tax benefits of $49	—	—	—	—	(78)	(78)
Comprehensive income						1,246
Shares issued under stock option transactions	1,200	—	20	—	—	20
Balance, September 30, 2005	1,458,602	$15	$14,652	$913	$(101)	$15,479
Balance, December 31, 2005	1,458,602	$15	$14,652	$1,421	$(200)	$15,888
Comprehensive income:
Net income	—	—	—	1,460	—	1,460
Changes in net unrealized losses on securities available for sale, net of income taxes of $89	—	—	—	—	141	141
Net unrealized losses on transfer of held-to-maturity securities to available for sale, net of income tax benefits of $51					(81)	(81)
Comprehensive income						1,520
Balance, September 30, 2006	1,458,602	$15	$14,652	$2,881	$(140)	$17,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$1,460	$1,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146	123
Deferred income taxes (benefits)	(37)	—
Provision for loan losses	180	450
Securities losses	—	8
Net premium amortization on investment securities	30	76
Increase in other assets	(226)	(343)
Decrease in accrued interest and other liabilities	(102)	(308)
Net cash provided by operating activities	1,451	1,330
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(6,439)	(5,161)
Purchases of investment securities held-to-maturity	(5,933)	(1,208)
Proceeds from sale of investment securities available-for-sale	—	1,208
Proceeds from maturities of investment securities available-for-sale	3,336	3,799
Purchases of restricted stock	(72)	(106)
Net increase in loans	(11,196)	(16,053)
Purchases of bank premises and equipment	(2,427)	(275)
Net cash used in investing activities	(22,731)	(17,796)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	5,935	8,470
Net increase in time deposits	7,707	12,839
Net increase in short-term borrowings	—	250
Proceeds from issuance of common stock	—	20
Net cash provided by financing activities	13,642	21,579
Net (decrease) increase in cash and cash equivalents	(7,638)	5,113
Cash and cash equivalents — beginning of period	28,510	16,639
Cash and cash equivalents — end of period	$20,872	$21,752
Non-cash activities:
Amortized cost of held-to-maturity securities transferred to available-for-sale	$8,179	$—
Reclassification of long-term debt to short-term borrowings	$250	$—
Supplemental cash flow disclosures:
Interest paid	$4,013	$2,176
Income taxes paid	$1,050	$1,010

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Net income	$468	$408	$1,460	$1,324
Basic earnings per share	$0.32	$0.28	$1.00	$0.91
Diluted earnings per share	$0.31	$0.27	$0.96	$0.87
Basic weighted average number of shares outstanding	1,458,602	1,458,602	1,458,602	1,458,280
Effect of dilutive securities — stock options	67,695	67,990	68,591	68,124
Diluted weighted average number of shares outstanding	1,526,297	1,526,592	1,527,193	1,526,404

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  As of December 31, 2005, all outstanding stock options were fully vested.  No stock options were granted or vested during the first nine months of 2006 or 2005 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation).  As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment and any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2006 and December 31, 2005:

Available-for-sale portfolio

	September 30, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due within one year	$500	$—	$11	$489	2.37%
Due after one year through five years	2,855	2	15	2,842	4.97%
Due after five years through ten years	2,957	—	37	2,920	4.95%
State and political subdivisions:
Due after five years through ten years	1,400	—	11	1,389	5.23%
Due after ten years	8,423	92	—	8,515	5.88%
Mortgage-backed debt securities	13,996	17	265	13,748	4.69%
Equity securities	400	—	—	400	—%
	$30,531	$111	$339	$30,303	4.99%

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due after one year through five years	$1,500	$—	$19	$1,481	4.00%
Due after five years through ten years	3,333	—	25	3,308	4.94%
Mortgage-backed debt securities	14,045	7	289	13,763	4.29%
Equity securities	400	—	—	400	—%
	$19,278	$7	$333	$18,952	4.29%

Held-to-maturity portfolio

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$705	$—	$11	$694	5.08%
Due after ten years	1,541	1	7	1,535	5.68%
	$2,246	$1	$18	$2,229	5.49%

In August 2006, the Company reclassified all remaining held-to-maturity securities to the available-for-sale portfolio.  The total amortized cost for the securities transferred was $8.18 million and such securities had an unrealized loss of $132,000.  The after-tax unrealized loss transferred to other comprehensive income was $81,000 after recognizing deferred income taxes of $51,000.  This reclassification was made recognizing that the primary purpose of the securities portfolio is liquidity.  The Company does not anticipate classifying any securities as held-to-maturity in the future.

	September 30, 2006
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$3,467	$34	$1,808	$29	$5,275	$63
State and political subdivisions	681	2	558	9	1,239	11
Mortgage-backed debt securities	1,234	11	9,583	254	10,817	265
Total temporarily impaired securities	$5,382	$47	$11,949	$292	$17,331	$339

	December 31, 2005
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$3,356	$27	$483	$17	$3,839	$44
State and political subdivisions	2,078	18	—	—	2,078	18
Mortgage-backed debt securities	8,182	144	4,758	145	12,940	289
Total temporarily impaired securities	$13,616	$189	$5,241	$162	$18,857	$351

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

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(dollars in thousands)	2006	2005
Federal Home Loan Bank of Atlanta	$414	$342
Federal Reserve Bank	439	439
Atlantic Central Bankers Bank	40	40
	$893	$821

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	September 30,	% of	December 31,	% of
(dollars in thousands)	2006	Loans	2005	Loans
Real estate loans:
Construction and land development	$38,206	23%	$29,140	19%
Mortgage loans:
Secured by 1 to 4 family residential properties	32,383	19%	31,128	20%
Secured by multi-family (5 or more) residential properties	8,263	5%	3,942	3%
Secured by commercial properties	57,337	35%	60,087	39%
Secured by farm land	5,500	3%	2,836	2%
Total mortgage loans	103,483	62%	97,993	63%
Loans to farmers	6	—%	756	—%
Commercial and industrial loans	22,108	13%	25,140	16%
Loans to individuals for household, family and other personal expenditures	2,734	2%	2,312	1%
	166,537	100%	155,341	100%
Less allowance for loan losses	(2,133)		(1,953)
Net loans	$164,404		$153,388

Transactions in the allowance for loan losses are summarized as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005
Balance at beginning of period	$1,953	$1,503
Provision charged to operating expenses	180	450
Recoveries of loans previously charged-off	—	—
	2,133	1,953
Loans charged-off	—	—
Balance at end of period	$2,133	$1,953
Average total loans outstanding during period	$161,042	$142,972

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	September 30, 2006	December 31, 2005
	Balance	Balance
Noninterest-bearing demand deposits	$29,770	$31,484
Interest-bearing demand deposits:
NOW accounts	21,948	20,090
Money market accounts	34,978	28,844
Savings accounts	2,390	2,732
Certificates of deposit:
$100,000 or more	56,891	51,283
Less than $100,000	57,720	55,622
Total deposits	$203,697	$190,055

Note 7.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005

Salaries	$719	$584	$1,948	$1,680
Bonus	51	85	233	138
Deferred Personnel Costs	(41)	(38)	(132)	(107)
Payroll Taxes	46	35	156	150
Employee Insurance	46	32	108	93
Other Employee Benefits	28	25	89	81
Depreciation	59	43	145	123
Rent	61	67	189	182
Utilities	24	14	54	44
Repairs and Maintenance	29	26	78	74
ATM Expense	22	16	57	46
Other Occupancy and Equipment Expenses	21	19	67	52
Postage and Supplies	29	13	58	42
Data Processing	82	95	216	280
Advertising and Promotion	61	56	180	145
Legal	2	5	15	12
Insurance	12	9	29	23
Consulting	17	9	39	28
Courier	11	9	33	29
Audit Fees	37	33	112	99
Shareholder Relations	—	—	—	6
Other	56	52	185	169
	$1,372	$1,189	$3,859	$3,389

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

The Company made contributions to the Plan in the amounts of $72,000 and $63,000 for the first nine months of 2006 and 2005, respectively, and $24,000 and $21,000 for the three months ended September 30, 2006 and 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2006.

As of September 30, 2006, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2006 and December 31, 2005 are presented in the following tables.

	September 30, 2006
	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital To Risk-Weighted Assets
Company	$17,548	9.28%	$7,568	4.00%	N/A	N/A
Bank	$17,641	9.34%	$7,552	4.00%	$11,328	6.00%

Total Capital To Risk-Weighted Assets
Company	$19,681	10.40%	$15,136	8.00%	N/A	N/A
Bank	$19,774	10.47%	$15,104	8.00%	$18,879	10.00%

Tier 1 Capital To Average Assets
Company	$17,548	8.08%	$8,689	4.00%	N/A	N/A
Bank	$17,641	8.14%	$8,673	4.00%	$10,841	5.00%

	December 31, 2005
	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital To Risk-Weighted Assets
Company	$16,088	9.36%	$6,877	4.00%	N/A	N/A
Bank	$16,145	9.41%	$6,860	4.00%	$10,290	6.00%

Total Capital To Risk-Weighted Assets
Company	$18,041	10.49%	$13,753	8.00%	N/A	N/A
Bank	$18,098	10.55%	$13,720	8.00%	$17,150	10.00%

Tier 1 Capital To Average Assets
Company	$16,088	8.26%	$7,787	4.00%	N/A	N/A
Bank	$16,145	8.31%	$7,772	4.00%	$9,716	5.00%

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

Two new branches, located at 200 Commerce Drive, Walkersville, Maryland and 6910 Crestwood Boulevard, Frederick, Maryland opened in September 2006.  The Company is continually looking for promising branch sites that will contribute to the Company’s growth and profit expectations.  While additional branching activity is anticipated, there can be no assurance as to when or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management’s assessment of the adequacy of the allowance for loan losses require that management make assumptions about matters that are uncertain at the time of estimation.  Differences in these assumptions and differences between the estimated and actual losses could have a material effect.  For discussions related to the critical accounting policies of the Company, refer to the sections in this Management’s Discussion and Analysis entitled “Income Taxes” and “Allowance for Loan Losses.”

Loans

Loans increased by $11.20 million, or 7.21%, from December 31, 2005 to a balance of $166.54 million as of September 30, 2006, and by $14.82 million, or 9.77% from September 30, 2005.  During the third quarter of 2006, loans increased by $2.51 million, or 1.53%.  Due to the slowing economy, loan demand for the Company has been slowing for the past several months.

Deposits

Deposits grew by $13.64 million, or 7.18%, from December 31, 2005 to a balance of $203.70 million as of September 30, 2006, and by $26.80 million, or 15.15% from September 30, 2005.  During the third quarter of 2006, deposits decreased by $5.03 million, or 2.47%.  Due to the slowing of the local real estate market and the decrease in real estate settlements, the Company’s customers that own title companies have seen the average deposit balances decline over the past quarter.  It is not anticipated that the decreases in these deposit totals will continue.   The Company’s deposit growth has mainly been in certificates of deposit over the past year.

Bank premises and equipment

Bank premises and equipment increased by $2.28 million, or 125.95%, from December 31, 2005 to a balance of $4.09 million as of September 30, 2006.  The Company opened two new branch facilities during September 2006 and the increase is primarily from the construction costs.

Three Months Ended September 30, 2006 and 2005

The net income was $468,000 for the quarter ended September 30, 2006 as compared to the $408,000 net income for the same period in 2005, and $513,000 for the second quarter of 2006.  The decrease in earnings for the third quarter of 2006 compared to the second quarter is primarily related to the increase in personnel and occupancy expenses for the two new branches opened during the third quarter.  The basic earnings per share for the three months ended September 30, 2006 and 2005 were $0.32 and $0.28, respectively, and were based on the weighted-average number of shares outstanding of 1,458,602.  The diluted earnings per share for the three months ended September 30, 2006 and 2005 were $0.31 and $0.27, respectively, and were based on the weighted-average number of shares outstanding of 1,526,297 and 1,526,592, respectively.   The Company recorded loan loss provisions of $60,000 and $150,000 for the three-month periods ended September 30, 2006 and 2005, respectively.  The after-tax effect of this decrease had a $55,000 favorable benefit to the 2006 earnings.

The Company experienced an annualized return on average assets of 0.86% and 0.88% for the three-month periods ended September 30, 2006 and 2005, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 10.90% and 10.58% for the three-month periods ended September 30, 2006 and 2005, respectively.

Nine Months Ended September 30, 2006 and 2005

The net income was $1.46 million for the nine months ended September 30, 2006 as compared to the $1.32 million net earnings recorded for the same period in 2005.  It should be noted that the Company recognized $835,000 of income tax expense during this period in 2006, whereas, only $561,000 of income tax expense was incurred for the same period in 2005 due to the release of the valuation allowance associated with the net operating loss carryforwards available at that time.  The basic earnings per share for the nine months ended September 30, 2006 and 2005 are $1.00 and $0.91, respectively, and are based on the weighted-average number of shares outstanding of 1,458,602 in 2006 and 1,458,280, in 2005.  The diluted earnings per share for the nine months ended September 30, 2006 and 2005 are $0.96 and $0.87, respectively, and are based on the weighted-average number of shares outstanding of 1,527,193 and 1,526,404, respectively.   The Company recorded loan loss provisions of $180,000 and $450,000 for the nine-month periods in 2006 and 2005, respectively.  The after-tax effect of this difference had a $166,000 favorable benefit to the 2006 earnings.

The Company experienced an annualized return on average assets of 0.91% and 0.99% for the nine-month periods ended September 30, 2006 and 2005, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 11.67% and 11.76% for the nine-month periods ended September 30, 2006 and 2005, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	Three Months Ended September 30,
	2006			2005
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$10,915	$143	5.20%	$8,883	$78	3.48%
Interest bearing deposits in other banks	4,779	63	5.23	1,010	8	3.14
Investment securities (1):
Taxable	20,871	229	4.35	18,326	167	3.62
Tax-exempt (2)	9,297	141	6.02	1,163	15	5.12
Loans (3)	163,989	3,010	7.28	149,721	2,523	6.69
Total interest-earning assets	209,851	3,586	6.78	179,103	2,791	6.18
Noninterest-earning assets	7,367			5,874
Total assets	$217,218			$184,977

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$15,866	7	0.18%	$15,664	7	0.18%
Savings accounts	2,474	3	0.48	2,978	4	0.53
Money market accounts	33,196	237	2.83	28,045	129	1.82
Certificates of deposit$100,000 or more	57,521	636	4.39	43,788	340	3.08
Certificates of deposit less than $100,000	57,134	589	4.09	48,742	365	2.97
Short-term borrowings	700	12	6.80	608	10	6.53
Total interest-bearing liabilities	166,891	1,484	3.53	139,825	855	2.43
Noninterest-bearing deposits	32,507			29,278
Noninterest-bearing liabilities	680			448
Total liabilities	200,078			169,551
Total shareholders’ equity	17,140			15,426
Total liabilities and shareholders’ equity	$217,218			$184,977
Net interest income		$2,102			$1,936
Net interest spread			3.25%			3.76%
Net interest margin			3.97%			4.29%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $48,000 in 2006 and $5,000 in 2005 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $4,000 in 2006 and $4,000 in 2005 are included in the calculation of the loan interest income.  Net loan origination income (expense) in interest income totaled $3,000 in 2006 and $(4,000) in 2005.

	Nine Months Ended September 30,
	2006			2005
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$13,031	$473	4.85%	$9,171	$205	2.99%
Interest bearing deposits in other banks	5,269	192	4.87	1,075	22	2.74
Investment securities (1):
Taxable	20,503	658	4.29	17,991	500	3.72
Tax-exempt (2)	6,620	297	6.00	646	26	5.38
Loans (3)	161,042	8,640	7.17	142,972	6,983	6.53
Total interest-earning assets	206,465	10,260	6.64	171,855	7,736	6.02
Noninterest-earning assets	6,500			5,744
Total assets	$212,965			$177,599

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$14,438	19	0.18%	$16,696	22	0.18%
Savings accounts	2,676	10	0.50	3,040	12	0.53
Money market accounts	31,919	641	2.68	27,809	303	1.46
Certificates of deposit $100,000 or more	55,625	1,709	4.11	42,548	894	2.81
Certificates of deposit less than $100,000	57,756	1,638	3.79	45,779	944	2.76
Short-term borrowings	534	26	6.51	503	23	6.11
Long-term debt	166	10	8.05	—	—	—
Total interest-bearing liabilities	163,114	4,053	3.32	136,375	2,198	2.15
Noninterest-bearing deposits	32,549			25,705
Noninterest-bearing liabilities	629			509
Total liabilities	196,292			162,589
Total shareholders’ equity	16,673			15,010
Total liabilities and shareholders’ equity	$212,965			$177,599
Net interest income		$6,207			$5,538
Net interest spread			3.32%			3.86%
Net interest margin			4.02%			4.31%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $101,000 in 2006 and $9,000 in 2005 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $11,000 in 2006 and $10,000 in 2005 are included in the calculation of the loan interest income.  Net loan origination income (expense) in interest income totaled $13,000 in 2006 and $(4,000) none in 2005.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended September 30, 2006 compared to 2005			Nine Months Ended September 30, 2006 compared to 2005
	Increase (decrease) due to		Net Increase	Increase (decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate(1)	(decrease)	Volume	Rate(1)	(decrease)
Interest income
Interest-earning assets:
Federal funds sold	$18	$47	$65	$154	$114	$268
Interest-bearing deposits in other banks	30	25	55	153	17	170
Investment securities:
Taxable	23	39	62	124	34	158
Tax-exempt	104	22	126	429	(158)	271
Loans	238	249	487	1,573	84	1,657
Total interest income	413	382	795	2,433	91	2,524

Interest expense
Interest-bearing liabilities:
NOW accounts	—	—	—	—	(3)	(3)
Savings accounts	(1)	—	(1)	(3)	1	(2)
Money market accounts	24	84	108	80	258	338
Certificates of deposit $100,000 or more	106	190	296	490	325	815
Certificates of deposit less than $100,000	62	162	224	440	254	694
Short-term borrowings	2	—	2	3	—	3
Long-term debt	—	—	—	—	10	10
Total interest expense	193	436	629	1,010	845	1,855
Net interest income	$220	$(54)	$166	$1,423	$(754)	$669

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

Three Months Ended September 30, 2006 and 2005

The net interest income (on a taxable-equivalent basis) of $2.10 million in 2006 was $166,000, or 8.57% higher than the amount recognized in 2005.  This increase in interest income is due to the growth in average earning assets and increased yields on earning assets.  Average earning assets increased by  $30.75 million, or 17.17%, since September 30, 2005.  The yield on earning assets in 2006 increased to 6.78% from 6.18% in 2005.  This increase in yield is attributable to the impact of the increase in short-term rates by the Federal Reserve.  However, the increase by 110 basis points in the rate paid on interest earning liabilities, primarily a result of Federal Reserve increases of the federal funds rate and stiff competition for deposits, more than offset the increase in yield on interest earning assets.  The Company’s net interest margin was 3.97% and 4.29%, and the net interest spread was 3.25% and 3.76%, for the three-month periods ended September 30, 2006 and 2005, respectively.  The net interest margin for the second quarter of 2006 was 4.06%, resulting in a decline of 9 basis points for the third quarter.  This decrease relates primarily to the increased costs of funds as a result of more funding of higher costs certificates of deposit and the reduced average balances of the low cost title company deposits as discussed above.  Average loans as a percentage of average interest-earnings assets decreased to 78.15% for the three months ended September 30, 2006, as compared to 83.59% for the same period in 2005.  The decline in average loans as a percentage of average earning assets is in part reflective of the Company’s preference to not make loans rather than assume riskier loans for which the Company will not be adequately compensated.

The interest expense increased 73.57% from $855,000 in 2005 to $1.48 million in 2006 due to the 19.36% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 3.53% in 2006 from 2.43% in 2005.

Nine Months Ended September 30, 2006 and 2005

The net interest income (on a taxable-equivalent basis) of $6.21 million in 2006 was $669,000, or 12.08% higher than the amount recognized in 2005.  This increase in interest income is due to the growth in average earning assets and increased yields on earning assets.  Average earning assets increased by  $34.61 million, or 20.14%, since September 30, 2005.  The yield on earning assets in 2006 increased to 6.64% from 6.02% in 2005.  This increase in yield is attributable to the impact of the increase in short-term rates by the Federal Reserve.  However, the increase by 117 basis points in the rate paid on interest earning liabilities, primarily a result of prior Federal Reserve increases of the discount rate and stiff competition for deposits, more than offset the increase in yield on interest earning assets.  The Company’s net interest margin was 4.02% and 4.31%, and the net interest spread was 3.32% and 3.86%, for the nine-month periods ended September 30, 2006 and 2005, respectively.  Average loans as a percentage of average interest-earnings assets decreased to 78.00% for the nine months ended September 30, 2006, as compared to 83.19% for the same period in 2005.  The decline in average loans as a percentage of average earning assets is in part reflective of the Company’s preference to not make loans rather than assume riskier loans for which the Company will not be adequately compensated.

The interest expense increased 84.39% from $2.20 million in 2005 to $4.05 million in 2006 due to the 19.61% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 3.32% in 2006 from 2.15% in 2005.

Noninterest Income

Noninterest income was $80,000 and $66,000 for the three-month periods and $239,000 and $206,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

Three Months Ended September 30, 2006 and 2005

Noninterest expense amounted to $1.37 million and $1.19 million for the three-month periods in 2006 and 2005, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs.  Salaries expense in 2006 was $719,000, up $135,000 from the salaries expense incurred in the same period in 2005.  This increase of 23.12% is for the additional costs of adding the average of seventeen (17) full-time equivalent employees for this quarter which are primarily for the new branches, employee pay increases and to make various employee salaries competitive with the current employment environment.

Nine Months Ended September 30, 2006 and 2005

Noninterest expense amounted to $3.86 million and $3.39 million for the nine-month periods in 2006 and 2005, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs.  Salaries expense in 2006 was $1.95 million, up $268,000 from the salaries expense incurred in the same period in 2005.  This increase of 15.95% is for the additional costs of adding the average of seven (7) full-time equivalent employees for this nine-month period which are primarily for the new branches, employee pay increases and to make various employee salaries competitive with the current employment environment.

Income Taxes

Three Months Ended September 30, 2006 and 2005

During the three months ended September 30, 2006, the Company incurred $230,000 of income tax expense compared to $246,000 during the same period in 2005.  The effective tax rates for these three-months in 2006 and 2005 were 33.00% and 37.61%.  The effective tax rate for 2006 has been positively impacted by the addition of tax-free municipal securities to the Company’s investment portfolio.

Nine Months Ended September 30, 2006 and 2005

During the nine months ended September 30, 2006, the Company incurred $835,000 of income tax expense compared to only $561,000 during the same period in 2005 due to the benefit realized during the first quarter of 2005 related to the reversal of a deferred tax valuation allowance.  At December 31, 2004, the Company recorded a valuation allowance of $158,000 to reduce the carrying value of the net deferred tax assets carried in the consolidated balance sheet.  Valuation allowances are provided for deferred tax assets when in Management’s judgment a portion, or all, of the deferred tax assets may not be realized.  During the first quarter of 2005, Management’s judgment changed and, accordingly, no longer believed a valuation allowance was needed.  The primary factor influencing management’s judgment was the existence of sustained periods of taxable income.  As of September 30, 2006 and 2005, the Company determined that it was not necessary to maintain a valuation allowance.

The effective tax rates for the first nine months of 2006 and 2005 were 36.40% and 29.76%.  The rate for 2005 was positively impacted by the elimination of the $158,000 valuation allowance during that period.  Excluding the effects of the valuation allowance, the effective tax rate would have been 38.14%.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(76.21) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2006, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-

earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2006.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis
September 30, 2006

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$10,566	$—	$—	$—	$10,566
Interest-bearing deposits in other banks	4,828	—	—	—	4,828
Investment securities(1)	1,012	6,180	4,031	18,680	29,903
Loans	57,628	42,473	46,810	19,626	166,537
Total interest-earning assets	74,034	48,653	50,841	38,306	211,834

Liabilities
Savings and NOW accounts	1,217	2,434	2,434	18,253	24,338
Money Market accounts	1,749	3,498	3,498	26,233	34,978
Certificates of deposit	90,227	20,138	4,246	—	114,611
Short-term borrowings	700	—	—	—	700
Long-term debt	—	—	—	—	—
Total interest-bearing liabilities	93,893	26,070	10,178	44,486	174,627
Interest rate sensitivity gap	$(19,859)	$22,583	$40,663	$(6,180)	$37,207
Cumulative interest rate sensitivity gap	$(19,859)	$2,724	$43,387	$37,207
Cumulative gap ratio as a percentage of total assets	(8.92)%	1.22%	19.49%	16.71

(1)             Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 9.39% and net income would decline by 17.48%.  With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 5.62% and net income would increase by 10.45%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  The Company’s provision for loan losses for the first nine months of 2006 and 2005 was $180,000 and $450,000, respectively.  The loan growth was $11.20 million for the first nine months of 2006 as compared to $16.05 million for the same period in 2005.  Due to the increased exposure to commercial and commercial real estate loans in early 2005, Management deemed it necessary to increase the provision for loan losses during the first half of 2005.  The Company’s provision for loan losses for the three months ended September 30, 2006 and 2005 were $60,000 and $150,000, respectively.  At September 30, 2006 and December 31, 2005, the allowance for loan losses was $2.13 million and $1.95 million, respectively.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.   At September 30, 2006 there were no loans deemed to be impaired.

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

As of September 30, 2006, the real estate loan portfolio constituted 85% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.   The Company has $6.00 million of interest only home equity lines of credit at September 30, 2006.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Balance at beginning of period	$2,073	$1,803	$1,953	$1,503
Provision charged to operating expenses	60	150	180	450
Recoveries of loans previously charged-off	—	—	—	—
Loans charged-off	—	—	—	—
Balance at end of period	$2,133	$1,953	$2,133	$1,953
Average total loans outstanding during period	$163,989	$149,721	$161,042	$142,972

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	September 30,		December 31,
	2006	% of Loans	2005	% of Loans
Real estate-construction	$312	23%	$318	19%
Real estate-mortgage	1,429	62%	1,171	64%
Commercial and industrial loans	353	13%	408	16%
Loans to individuals for household, family and other personal expenditures	39	2%	56	1%
	$2,133	100%	$1,953	100%

	September 30,	December 31,
	2006	2005
Nonaccrual loans	$73	$8
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	73	8
Other real estate owned	—	—
Total nonperforming assets	$73	$8
Nonperforming assets to total assets	0.04%	0.00%

There were no other interest-bearing assets at September 30, 2006 or December 31, 2005 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of September 30, 2006 were as follows:

September 30,
2006
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$36,182
Standby letters of credit	3,390
Total	$39,572

See Note 8 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital, but which can be contributed as capital to the Bank or utilized for other corporate purposes.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  At September 30, 2006, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% and matures on January 27, 2007.  In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with an outstanding balance of $250,000 as of September 30, 2006.  This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).   Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2006.  See Note 9 to the unaudited consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2006, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 9.  There are no conditions or events since that notification which Management believes have changed the Bank’s category.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 20.

Item 4.                          Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings None

Item 1A.	Risk Factors There have been no material changes to the risk factors as of September 30, 2006 from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. None

(b)	Use of Proceeds. Not Applicable.

(c)	Registrant Purchases of Securities None

Item 3.	Defaults upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information

(a)	Information which should have been Reported on Form 8-K. None

(b)	Material Changes to Procedures for Director Nomination by Shareholders. None

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
10(a)	2001 Stock Option Plan(3)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(4)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(5)
10(d)	Consulting Agreement between the Bank and Raymond Raedy(6)
10(e)	2002 Executive and Director Deferred Compensation Plan(7)
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(g)	Loan Agreement with Atlantic Central Bankers Bank(8)
10(h)	Promissory Note with Atlantic Central Bankers Bank(8)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

FREDERICK COUNTY BANCORP, INC.

Date: November 2, 2006	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: November 2, 2006	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer