Form 10-K
period 2006-12-31
FREDERICK COUNTY BANCORP INC
filed 2007-02-21
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒                              Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐          Accelerated filer    ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2006 was approximately $38.3 million. As of February 2, 2007, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,458,602.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders,
to be held on April 10, 2007 are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2007, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See “Business” at Page 51.
	Item 1A.	Risk Factors. See “ Risk Factors” at Page 60.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See “Properties” at Page 55.
Item 3.

Legal Proceedings.   From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.

	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2006.
PART II	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market for Common Stock and Dividends” at Page 64.
	Item 6.	Selected Financial Data. See “Five-Year Summary of Financial Information” at Page 4.
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 22.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See “Controls and Procedures” at Page 55.
	Item 9B.	Other Information. None.

PART III	Item 10.

Directors, Executive Officers of the Registrant, and Corporate Governance.   The information required by this Item is incorporated by reference to, the material appearing under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to William R. Talley, Jr., EVP & CFO, Frederick County Bancorp, Inc., 7 North Market Street, Frederick, MD 21701.

Item 11.

Executive Compensation.   The information required by this Item is incorporated by reference to the material appearing under the captions; “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.   See “Securities Authorized for Issuance Under Equity Compensation Plans” under the heading “Market for Common Stock and Dividends” at Page 64. The other information required by this Item is incorporated by reference to the material appearing under the captions “Voting Securities and Principal Shareholders”.

Item 13.

Certain Relationships and Related Transactions and Director Independence.   The information required by this Item is incorporated by reference to the material appearing under the caption “Election of Directors” and “Transactions with Related Parties” in the Proxy Statement.

Item 14.

Principal Accountant Fees and Services.   The information required by this Item is incorporated by reference to the material appearing under the caption “Independent Public Accountants” in the Proxy Statement.

PART IV	Item 15.	Exhibits and Financial Statement Schedules. See “Exhibits and Financial Statements” Schedules at Page 68.

FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION

The following table sets forth certain selected financial data concerning the Company, and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere herein.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
Summary of Operating Results:
Total interest income	$13,735	$10,719	$7,602	$5,502	$3,147
Total interest expense	5,649	3,252	1,768	1,479	1,102
Net interest income	8,086	7,467	5,834	4,023	2,045
Provision for loan losses	213	450	520	420	521
Net interest income after provision for loan losses	7,873	7,017	5,314	3,603	1,524
Security gains (losses)	—	(8)	(5)	34	—
Other noninterest income	338	282	249	187	97
Noninterest expenses	5,229	4,596	4,040	3,394	3,108
Income (loss) before provision for income taxes	2,982	2,695	1,518	430	(1,487)
Provision for income taxes	1,062	863	—	—	—
Net income (loss)	1,920	1,832	1,518	430	(1,487)
Other comprehensive income (loss), net of taxes	85	(177)	(36)	(87)	100
Comprehensive income (loss)	$2,005	$1,655	$1,482	$343	$(1,387)
Per Share Data:
Basic earnings (loss)	$1.32	$1.26	$1.04	$0.30	$(1.25)
Diluted earnings (loss)	1.26	1.20	1.01	0.29	(1.25)
Dividends declared	—	—	—	—	—
Book value at period-end	12.27	10.89	9.75	8.73	8.50
Shares outstanding at period-end	1,458,602	1,458,602	1,457,402	1,455,152	1,455,152
Weighted average shares outstanding:
Basic	1,458,602	1,458,361	1,455,623	1,455,152	1,187,936
Diluted	1,526,911	1,526,996	1,503,488	1,479,976	1,187,936
Other Data (At Year-End):
Assets	$234,951	$207,540	$171,177	$130,635	$101,471
Investments	30,112	22,019	17,748	16,558	22,203
Loans	173,954	155,341	135,668	96,029	58,269
Deposits	209,378	190,055	155,591	117,491	88,409
Junior subordinated debentures	6,186	—	—	—	—
Shareholders’ equity	17,893	15,888	14,213	12,708	12,365
Performance Ratios:
Return (negative return) on average assets	0.90%	1.01%	1.04%	0.38%	(2.21)%
Return (negative return) on average shareholders’ equity	11.34%	12.05%	11.32%	3.45%	(14.55)%
Average equity to average assets	7.90%	8.36%	9.15%	11.08%	15.17%

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

General

Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 for additional disclosures.

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

Subsequent Event

On February 19, 2007 the Company’s branch located at 1595 Opossumtown Pike, Frederick, Maryland was destroyed as a result of a fire which occurred during an apparent robbery attempt of a store in the same shopping center, and resulted in the loss of the entire shopping center. The Company has determined that its insurance coverage is adequate, and the fire damage should not result in a material loss. Management is exploring various options to maintain service to customers of the branch, including a temporary site, increased courier service to its commercial customers and relocating the branch office.

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

Net income was $1.92 million, $1.83 million, and $1.52 million for the years ended December 31, 2006, 2005 and 2004, respectively. Basic and diluted earnings per share for 2006 were $1.32 and $1.26, respectively; for 2005 were $1.26 and $1.20, respectively; and for 2004 were $1.04 and $1.01, respectively.

Return on average assets and average shareholders’ equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced a return on average assets of 0.90%, 1.01%, and 1.04% for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the Company experienced a return on average shareholders’ equity of 11.34%, 12.05%, and 11.32% for the years ended December 31, 2006, 2005 and 2004, respectively.

During the year ended December 31, 2006, the Company experienced asset growth of $27.41 million, or 13.2%, reaching $234.95 million at December 31, 2006, up from $207.54 million at December 31, 2005 and $171.18 million at December 31, 2004. Gross loans increased $18.61 million, or 12.0%, in 2006, to end the period at $173.95 million increasing from $155.34 million at December 31, 2005 and $135.67 million at December 31, 2004. Deposits also grew, and stood at $209.38 million at December 31, 2006, an increase of 10.17% from $190.06 million at December 31, 2005 and up from $155.59 million at December 31, 2004. The investment portfolio grew to $30.11 million at December 31, 2006 from the balances of $22.02 million and $17.75 million at December 31, 2005 and 2004, respectively.

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

Management has been pleased with the Bank’s asset growth since it opened in 2001. Core deposit relationships are being developed within the local market place, driven by competitive pricing and excellent customer service.

The taxable-equivalent interest income of $13.91 million in 2006 was $3.15 million higher than the amount recognized in 2005, whereas, the amount of $10.75 million in 2005 was $3.15 million higher than 2004. These increases in interest income are due to the growth in average earning assets of $31.44 million, or 17.9%, in 2006 and $34.45 million, or 24.3%, in 2005. Also positively impacting interest income was the increase in the yield on average earning assets experienced during 2006, which increased to 6.70% from 6.10% in 2005 and 5.35% in 2004. The increase in yield is attributable to the increase in the federal funds rate as set by the Federal Reserve.

The interest expense increased from $1.77 million in 2004 to $3.25 million in 2005 and further increased to $5.65 million in 2006. The primary factor in the increased interest expense in 2004 was increased volumes of interest bearing liabilities, while in 2005 and 2006 the primary factor was an increase in the rates paid. Average interest bearing liabilities increased 23.8% in 2005, from $112.32 million in 2004 to $139.08 million in 2005, and increased 18.6% to $164.89 million in 2006. The average rate paid on these liabilities increased from 1.57% to 2.34% from 2004 to 2005, and increased to 3.43% during 2006. The Company anticipates that the rates paid on these liabilities will continue to increase in the future as the certificates of deposit mature and reprice with the current higher interest rates.

During 2005 and 2006, the loan yields and the rates paid on interest bearing liabilities increased due to the increase of the federal funds rate maintained by the Federal Reserve. The Federal Reserve began increasing rates in June 2004 and has taken the Federal Funds rate from 2.25% to 4.25%  as of December 31, 2005 and to 5.25% as of December 31, 2006.

The Company’s net interest margin (net interest income as a percent of average interest-earning assets) was 3.98%, 4.26%, and 4.11%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 3.27%, 3.76%, and 3.78% for the years ended December 31, 2006, 2005 and 2004, respectively. The Company sees the net interest margin continuing to contract in the near future as the deposit liabilities reprice as noted above.

Comparative Statement Analysis

	Years Ended December 31,
	2006			2005			2004
	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$11,933	$587	4.92%	$9,745	$320	3.28%	$9,416	$119	1.26%
Interest-bearing deposits in other banks	5,003	245	4.90%	1,439	46	3.20%	533	7	1.31%
Investment securities(1): Taxable	20,639	896	4.34%	18,488	697	3.77%	17,040	611	3.58%
Tax-exempt(2)	7,428	447	6.02%	970	55	5.67%	82	4	4.86%
Loans(3)	162,562	11,731	7.22%	145,488	9,634	6.62%	114,612	6,862	5.97%
Total interest-earning assets	207,565	13,906	6.70%	176,130	10,752	6.10%	141,683	7,603	5.35%
Noninterest-earning assets	6,940			5,775			4,785
Total assets	$214,505			$181,905			$146,468
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$14,425	26	0.18%	$16,194	28	0.17%	$15,991	27	0.17%
Savings accounts	2,617	13	0.50%	2,970	16	0.54%	3,349	17	0.51%
Money market accounts	31,982	871	2.72%	28,308	476	1.68%	29,073	270	0.93%
Certificates of deposit
$100,000 or more	56,509	2,375	4.20%	43,350	1,287	2.97%	31,098	690	2.21%
Certificates of deposit
less than $100,000	58,357	2,296	3.93%	47,705	1,409	2.95%	32,317	744	2.30%
Federal funds purchased	27	2	5.56%	—	—	—%	92	2	2.17%
Short-term borrowings	566	38	6.71%	450	29	6.44%	404	18	4.44%
Long-term debt	124	10	8.06%	103	7	6.80%	—	—	—%
Junior subordinated debentures	288	18	6.45%	—	—	—	—	—	—%
Total interest-bearing liabilities	164,895	5,649	3.43%	139,080	3,252	2.34%	112,324	1,768	1.57%
Noninterest-bearing deposits	32,018			27,072			20,368
Noninterest-bearing liabilities	655			544			372
Total liabilities	197,568			166,696			133,064
Shareholders’ equity	16,937			15,209			13,404
Total liabilities and shareholders’ equity	$214,505			$181,905			$146,468
Net interest income		$8,257			$7,500			$5,835
Net interest spread			3.27%			3.76%			3.78%
Net interest margin			3.98%			4.26%			4.11%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $152,000 in 2006, $19,000 in 2005,  and $1,000 in 2004 are included in the calculation of the tax-exempt investment securities interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $19,000 in 2006, $14,000 in 2005 and none in 2004 are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan fees (expenses) included in interest income totaled $36,000 in 2006, $(5,000) in 2005, and $(23,000) in 2004.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2006 compared to 2005			2005 compared to 2004
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
	Volume	Rate(1)	(decrease)	Volume	Rate(1)	(decrease)
	(dollars in thousands)
Interest Income
Interest-earning assets:
Federal funds sold	$72	$195	$267	$4	$197	$201
Interest-bearing deposits in other banks	114	85	199	12	27	39
Investment securities:
Taxable	81	118	199	52	34	86
Tax-exempt	366	26	392	55	(4)	51
Loans	1,131	966	2,097	1,844	928	2,772
Total interest income	1,764	1,390	3,154	1,966	1,183	3,149
Interest Expense
Interest-bearing liabilities:
NOW accounts	—	(2)	(2)	—	1	1
Savings accounts	(2)	(1)	(3)	(2)	1	(1)
Money market accounts	62	333	395	(7)	213	206
Certificates of deposit $100,000 or more	391	697	1,088	271	326	597
Certificates of deposit less than $100,000	315	572	887	353	312	665
Federal funds purchased	2	—	2	(2)	—	(2)
Short-term borrowings	7	2	9	2	9	11
Long-term debt	1	2	3	7	—	7
Junior subordinated debentures	18	—	18	—	—	—
Total interest expense	794	1,603	2,397	618	868	1,484
Net interest income	$970	$(213)	$757	$1,349	$314	$1,665

(1)          The volume/rate variance is allocated entirely to changes in rates.

Noninterest Income

Noninterest income was $338,000 in 2006, $274,000 in 2005, and $244,000 in 2004, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2005 and 2004 are $8,000 and $5,000 of securities losses.

The Company’s management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

Noninterest expenses were $5.23 million in 2006, $4.60 million in 2005, and $4.04 million in 2004. See Note 11 to the financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expenses. The changes in noninterest expenses are principally related to the increase in personnel expenses. Salaries and bonus expenses in 2006 were $2.88 million, up $377,000 from the salaries and bonus expenses incurred in 2005, which were $2.50 million, up $205,000 from those incurred in 2004. The increase in salaries expense during 2006 primarily related to the staffing of the two new branches in September 2006, while the increase for 2005 primarily related to employee pay increases.

Income Taxes

The Company incurred $1.06 million and $863,000 of income tax expenses in 2006 and 2005, respectively, as compared to no tax expense in 2004. The Company recorded a valuation allowance of $158,000 as of December 31, 2004, which was reduced from $757,000 at December 31, 2003. The valuation allowance is used to reduce the carrying value of the net deferred tax assets carried in the accompanying consolidated balance sheets, whereas no valuation allowance was required as of December 31, 2006 or 2005. Valuation allowances were provided for deferred tax assets when in management’s judgment a portion, or all, of the deferred tax assets may not be realized. During 2005, management’s judgment changed and, accordingly, no longer believed a valuation allowance was needed. The primary factor influencing management’s judgment was the existence of sustained periods of taxable income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(73.14) million.

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

The following table, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of December 31, 2006, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

Interest Rate Sensitivity Gap Analysis
December 31, 2006

	Expected Repricing or Maturity Date
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(dollars in thousands)
Assets
Federal funds sold	$15,035	$—	$—	$—	$15,035
Interest-bearing deposits in other banks	7,753	—	—	—	7,753
Investment securities(1)	2,546	4,384	3,868	17,976	28,774
Loans	60,307	47,905	46,700	19,042	173,954
Total interest-earning assets	85,641	52,289	50,568	37,018	225,516
Liabilities
Savings and NOW Accounts	1,040	2,080	2,080	15,595	20,795
Money Market Accounts	1,601	3,202	3,202	24,018	32,023
Certificates of Deposit	105,512	15,551	2,701	—	123,764
Short-term borrowings	450	—	—	—	450
Junior subordinated debentures	—	—	6,186	—	6,186
Total interest-bearing liabilities	108,603	20,833	14,169	39,613	183,218
Interest rate sensitivity gap	$(22,962)	$31,456	$36,399	$(2,595)	$42,298
Cumulative interest rate sensitivity gap	$(22,962)	$8,494	$44,893	$42,298
Cumulative gap ratio as a percentage of total assets	(9.77)%	3.62%	19.11%	18.00%

(1)          Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates, the Company’s net interest income would decline by 13.37% and with a decrease in interest rates of 200 basis points, the Company’s net interest income would increase by 11.20%.

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

Investment Portfolio

The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2006, U.S. Treasury and other U.S. government agencies and corporations had a duration of 2.97 years, while the mortgage-backed debt securities had a duration of 3.99 years, and the municipal securities had a duration of 8.25 years, giving the total investment portfolio a duration of 5.15 years. The average tax-equivalent yield earned on the investment portfolio for 2006, 2005 and 2004 was 4.78%,  3.86% and 3.59%, respectively.

The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders’ equity at December 31, 2006.

The following tables set forth certain information regarding the Company’s investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2006			2005			2004
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:

Due within one year	$1,000	$992	3.94%	$—	$—	—%	$—	$—	—%
Due after one year through five years	2,325	2,316	4.90%	1,500	1,481	4.00%	500	$487	2.37%
Due after five years through ten years	2,861	2,830	4.95%	3,333	3,308	4.94%	—	—	—%
States and political subdivisions:
Due after five years through ten years	1,400	1,391	5.23%	—	—	—%	—	—	—%
Due after ten years	8,423	8,472	5.88%	—	—	—%	—	—	—%
Mortgage-backed debt securities	12,952	12,773	4.69%	14,045	13,763	4.29%	16,022	15,997	4.09%
Equity securities	400	400	—%	400	400	—%	250	250	—%
	$29,361	$29,174	5.01%	$19,278	$18,952	4.29%	$16,772	$16,734	4.04%

Held-to-Maturity Portfolio

	December 31,
	2006			2005			2004
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
States and political subdivisions:

Due after five years through ten years	$—	$—	$—	$705	$694	5.08%	$—	$—	—%
Due after ten years	—	—	—	1,541	1,535	5.68%	299	299	4.78%
	$—	$—	$—	$2,246	$2,229	5.49%	$299	$299	4.78%

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

	December 31,
	2006		2005		2004		2003		2002
Real estate—construction and land development	$30,183	17%	$29,140	19%	$21,648	16%	$10,741	11%	$6,132	10%
Real estate—mortgage loans:
Secured by 1 to 4 family residential properties	34,194	20%	31,128	20%	28,066	21%	18,349	19%	8,721	15%
Secured by multi-family (5 or more) residential properties	4,640	3%	3,942	3%	2,083	2%	—	—	194	—%
Secured by commercial properties	73,582	42%	60,087	39%	54,325	40%	43,726	46%	27,146	47%
Secured by farm land	4,302	2%	2,836	2%	3,145	2%	1,139	1%	1,108	2%
Total real estate—mortgage loans	116,718	67%	97,993	64%	87,619	65%	63,214	66%	37,169	64%
Loans to farmers	—	—%	756	—%	759	—	775	1%	790	1%
Commercial and industrial loans	24,806	14%	25,140	16%	22,683	17%	19,290	20%	12,715	22%
Loans to individuals for household, family and other personal expenditures	2,247	2%	2,312	1%	2,959	2%	2,009	2%	1,463	3%
Total loans	173,954	100%	155,341	100%	135,668	100%	96,029	100%	58,269	100%
Less allowance for loan losses	(2,166)		(1,953)		(1,503)		(985)		(613)
Net loans	$171,788		$153,388		$134,165		$95,044		$57,656

As of December 31, 2006, the real estate loan portfolio constituted 84% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-values ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  The Company has $5.15 million and $6.83 million of interest-only home equity lines of credit at December 31, 2006 and 2005, respectively.

Maturity and Interest Rate Sensitivity of Loans

The following table presents the maturities or repricing periods of loans outstanding at December 31, 2006.

	Maturing in
	One year or less		After 1 through 5 years		After 5 years
	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(dollars in thousands)
Real estate—construction and land development	$5,985	$9,204	$10,675	$—	$4,319	$—	$30,183
Real estate—mortgage	14,695	14,791	73,257	—	13,975	—	116,718
Commercial and industrial loans	2,602	11,846	9,903	—	455	—	24,806
Loans to individuals for household, family and other personal expenditures	487	697	770	—	293	—	2,247
Total	$23,769	$36,538	$94,605	$—	$19,042	$—	$173,954

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio. The Company’s provision for loan losses in 2006, 2005 and 2004 were $213,000,  $450,000 and $520,000, respectively. The decrease in the provision for loan losses in 2006 as compared to the amount in 2005 relates primarily to the amount of loan growth for each year and management’s evaluation of the loan portfolio as described below. During 2005, average loans increased by $30.88 million, whereas, average loans during 2006 increased by $17.07 million. At December 31, 2006, the allowance for loan losses was $2.17 million.

The Company prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each category. Qualitative factors include:  levels and trends in delinquencies and nonaccrual loans; trends in volumes and terms of loans; effects of any changes in lending policies, the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Company’s loan review system; and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans. See Note 1 to the Financial Statements for the year ended December 31, 2006 for additional information regarding the determination of the provision and allowance for loan losses.

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

Allowance for Loan Losses

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Average total loans outstanding during year	$162,562	$145,488	$114,612	$79,103	$35,065
Balance at beginning of year	$1,953	$1,503	$985	$613	$94
Recoveries of loans previously charged-off (commercial and industrial)	—	—	4	2	—
Loans charged-off (commercial and industrial)	—	—	(6)	(50)	(2)
Net charge-offs	—	—	(2)	(48)	(2)
Provision charged to operating expenses	213	450	520	420	521
Balance at end of year	$2,166	$1,953	$1,503	$985	$613
Ratios of net charge-offs to average loans	0.00%	0.00%	0.00%	0.06%	0.01%

Problem Assets

	2006	2005	2004	2003	2002
	(dollars in thousands)
Nonperforming loans:
Nonaccrual—real estate mortgage	$—	$—	$89	$—	$—
Nonaccrual—commercial and industrial	36	8	13	—	—
Nonaccrual—individual	24	—	—	—	—
	$60	$8	$102	$—	$—
Nonperforming assets to total loans at period end	0.03%	0.01%	0.08%	N/A	N/A
Nonperforming assets to total assets at period end	0.03%	0.00%	0.06%	N/A	N/A
Allowance for loan losses to nonperforming loans at period end	3,610.00%	24,412.50%	1,473.53%	N/A	N/A

There were no other interest-bearing assets at December 31, 2006 classifiable as nonaccrual, 90 days past due, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
	2006	% of Loans	2005	% of Loans	2004	% of Loans	2003	% of Loans	2002	% of Loans
	(dollars in thousands)
Real estate—construction and land development	$218	17%	$318	19%	$186	16%	$55	11%	$32	10%
Real estate—mortgage	1,529	67%	1,171	64%	865	65%	578	66%	421	64%
Commercial and industrial loans	400	14%	408	16%	377	17%	300	21%	144	23%
Loans to individuals for household, family and other personal expenditures	39	2%	56	1%	75	2%	52	2%	15	3%
	$2,166	100%	$1,953	100%	$1,503	100%	$985	100%	$613	100%

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

The Company has a substantial amount of certificates of deposit in denominations of $100,000 or more that were obtained from the local community at rates based on the local competition. Therefore, these funds are primarily considered to be core deposits.

The following tables provide a summary of the Company’s deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2006, 2005, and 2004.

Average Deposits and Average Rate

	December 31,
	2006		2005		2004
	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$32,018	—%	$27,072	—%	$20,368	—%
Interest-bearing demand deposits:
NOW accounts	14,425	0.18%	16,194	0.17%	15,991	0.17%
Money market accounts	31,982	2.72%	28,308	1.68%	29,073	0.93%
Savings accounts	2,617	0.50%	2,970	0.54%	3,349	0.51%
Certificates of deposit:
$100,000 or more	56,509	4.20%	43,350	2.97%	31,098	2.21%
Less than $100,000	58,357	3.93%	47,705	2.95%	32,317	2.30%
Total average deposits	$195,908	2.85%	$165,599	1.06%	$132,196	1.32%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
	2006	2005	2004
	(dollars in thousands)
Maturing in:
3 months or less	$14,380	$7,857	$4,011
Over 3 months through 6 months	10,128	10,382	8,706
Over 6 months through 12 months	29,339	13,330	13,681
Over 12 months	7,467	19,714	13,805
	$61,314	$51,283	$40,203

Borrowings

For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, principally securities sold under agreements to repurchase, and has lines to purchase overnight funds from correspondent banks. The following tables set forth certain information regarding the Company’s short-term borrowings at the dates indicated.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(1)

	2006	2005	2004
	(dollars in thousands)
Total outstanding at year-end	$—	$—	$—
Average amount outstanding during the year	$27	$—	$92
Maximum amount outstanding at any month-end	$—	$—	$—
Weighted-average interest rate at year-end	—%	—%	—%
Weighted-average interest rate during the year	5.56%	—%	2.17%

(1)          Includes securities sold under agreements to repurchase with various counterparties. Repurchase agreements mature primarily within 60 days and are collateralized with certain debt securities.

Other Short-Term Borrowings

	2006	2005	2004
	(dollars in thousands)
Total outstanding at year-end	$450	$450	$450
Average amount outstanding during the year	$566	$450	$404
Maximum amount outstanding at any month-end	$700	$450	$450
Weighted-average interest rate at year-end	6.00%	7.25%	5.25%
Weighted-average interest rate during the year	6.71%	6.44%	4.44%

The other short-term borrowings at December 31, 2006 and 2005 consists of an unsecured loan from an unaffiliated third party in the amount of $450,000 with a variable interest rate, which is tied to the Wall Street Journal prime rate, and matures on January 27, 2007. This borrowing will be paid off when it matures on January 27, 2007. The Company’s unused lines of credit for short-term borrowings totaled $4.00 million and $2.00 million at December 31, 2006 and 2005, respectively.

Long-Term Debt

The long-term debt is an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with an outstanding balance of $250,000 as of December 31, 2005. This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal Prime Rate and requires monthly interest payments.  There was no outstanding balance as of December 31, 2006.

Trust Preferred Securities/Junior Subordinated Debentures

In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all $186,000 of the common securities. The principal asset of the Trust is $6,186,000 of Bancorp’s junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust securities. The proceeds from this issuance will be used to supplement the Company’s capital for continued growth and other general corporate purposes, including the repayment, in January 2007, of the $450,000 short-term debt. The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation commencing in 2008.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes. At December 31, 2006, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% that matures on January 27, 2007. In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with no outstanding balance as of December 31, 2006. This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Company will be subject to such requirements when its assets exceed $500 million, it has publicly issued debt or it engages in certain highly leveraged activities. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2006 and that the Company would meet such requirements if applicable. See Note 13 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of December 31, 2006, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 13. There are no conditions or events since that notification which management believes have changed the Bank’s category.

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

Contractual Obligations

The Company has entered into certain contractual obligations including operating leases, junior subordinated debentures and a data processing contract. The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2006.

		Payments Due by Period
Contractual Obligation	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Operating lease obligations	$2,281	$223	$470	$475	$1,113
Junior subordinated debentures	6,186	—	—	—	6,186
Data processing services	1,270	287	574	409	—
Total	$9,737	$510	$1,044	$884	$7,299

The table does not reflect deposit liabilities entered into the ordinary course of the Company’s banking business.  At December 31, 2006, the Company has $85.61 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date.  The Company also has $123.76 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its trust preferred securities and in connection with its irrevocable letters of credit and loan commitments, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Bancorp’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For additional information on off-balance sheet arrangements, please see “Note 1—Nature of Operations and Significant Accounting Policies—Recent Accounting Pronouncements,” “Note 9—Leasing Arrangements,” “Note 15—Transactions with Related Parties—Lease Agreement” and “Note 16—Commitment and Contingencies” of the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Frederick County Bancorp, Inc.
Frederick, Maryland

We have audited the accompanying consolidated balance sheets of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

February 21, 2007

Frederick, Maryland

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash and due from banks	$3,695	$5,124
Federal funds sold	15,035	13,386
Interest-bearing deposits in other banks	7,753	10,000
Cash and cash equivalents	26,483	28,510
Investment securities available-for-sale—at fair value	29,174	18,952
Investment securities held-to-maturity—fair value of $-0- and $2,229	—	2,246
Restricted stock	938	821
Loans	173,954	155,341
Less: Allowance for loan losses	(2,166)	(1,953)
Net loans	171,788	153,388
Bank premises and equipment	4,362	1,811
Accrued interest and other assets	2,206	1,812
Total assets	$234,951	$207,540
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$32,796	$31,484
Interest-bearing deposits	176,582	158,571
Total deposits	209,378	190,055
Short-term borrowings	450	450
Long-term debt	—	250
Junior subordinated debentures	6,186	—
Accrued interest and other liabilities	1,044	897
Total liabilities	217,058	191,652
Commitments and Contingencies (Notes 9, 15, and 16)
Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,458,602 shares issued and outstanding	15	15
Additional paid-in capital	14,652	14,652
Retained earnings	3,341	1,421
Accumulated other comprehensive income (loss)	(115)	(200)
Total shareholders’ equity	17,893	15,888
Total liabilities and shareholders’ equity	$234,951	$207,540

See Notes to Consolidated Financial Statements

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$11,712	$9,620	$6,862
Interest and dividends on investment securities:
Taxable	845	657	575
Tax exempt	295	36	3
Dividends	51	40	36
Interest on federal funds sold	587	320	119
Other interest income	245	46	7
Total interest income	13,735	10,719	7,602
Interest expense:
Interest on deposits	5,581	3,216	1,748
Interest on short-term borrowings	40	29	20
Interest on long-term debt	10	7	—
Interest on junior subordinated debentures	18	—	—
Total interest expense	5,649	3,252	1,768
Net interest income	8,086	7,467	5,834
Provision for loan losses	213	450	520
Net interest income after provision for loan losses	7,873	7,017	5,314
Noninterest income:
Securities losses	—	(8)	(5)
Service fees	169	139	143
Other operating income	169	143	106
Total noninterest income	338	274	244
Noninterest expenses:
Salaries and employee benefits	3,188	2,765	2,449
Occupancy and equipment expenses	858	710	633
Other operating expenses	1,183	1,121	958
Total noninterest expenses	5,229	4,596	4,040
Income before provision for income taxes	2,982	2,695	1,518
Provision for income taxes	1,062	863	—
Net income	$1,920	$1,832	$1,518
Basic earnings per share	$1.32	$1.26	$1.04
Diluted earnings per share	$1.26	$1.20	$1.01
Basic weighted average number of shares outstanding	1,458,602	1,458,361	1,455,623
Diluted weighted average number of shares outstanding	1,526,911	1,526,996	1,503,488

See Notes to Consolidated Financial Statements

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended December 31, 2006, 2005 and 2004
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousand)
Balance, December 31, 2003	727,576	$7	$14,617	$(1,929)	$13	$12,708
Comprehensive income:
Net income				1,518		1,518
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $23					(36)	(36)
Total comprehensive income						1,482
Shares issued with stock split, effected in the form of a stock dividend	727,576	8	(8)			—
Shares issued under stock option transactions	2,250		23			23
Balance, December 31, 2004	1,457,402	15	14,632	(411)	(23)	14,213
Comprehensive income:
Net income				1,832		1,832
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $111					(177)	(177)
Total comprehensive income						1,655
Shares issued under stock option transactions	1,200		20			20
Balance, December 31, 2005	1,458,602	15	14,652	1,421	(200)	15,888
Comprehensive income:
Net income				1,920		1,920
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $104					166	166
Net unrealized gains (losses) on transfer of held-to-maturity securities to available for sale, net of income tax benefits of $51					(81)	(81)
Total comprehensive income						2,005
Balance, December 31, 2006	1,458,602	$15	$14,652	$3,341	$(115)	$17,893

See Notes to Consolidated Financial Statements

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,920	$1,832	$1,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	177	187
Deferred income tax benefits	(77)	(269)	(416)
Provision for loan losses	213	450	520
Securities losses	—	8	5
Net premium amortization on investment securities	29	96	101
Increase in accrued interest and other assets	(185)	(300)	(154)
Increase (decrease) increase in accrued interest and other liabilities	147	(13)	604
Net cash provided by operating activities	2,274	1,981	2,365
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(6,439)	(8,681)	(6,340)
Purchases of investment securities held-to-maturity	(5,933)	(1,947)	(299)
Proceeds from sales of investment securities available-for-sale	—	1,208	1,189
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	4,506	4,862	4,184
Purchases of restricted stock	(117)	(106)	(89)
Net increase in loans	(18,613)	(19,673)	(39,641)
Purchases of bank premises and equipment	(2,778)	(507)	(732)
Investment in FCBI Statutory Trust I	(186)	—	—
Net cash used in investing activities	(29,560)	(24,844)	(41,728)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	2,463	7,101	14,108
Net increase in time deposits	16,860	27,363	23,992
Net increase in short-term borrowings	—	—	330
Proceeds from issuance of long-term debt	—	250	—
Repayment of long-term debt	(250)	—	—
Proceeds from issuance of junior subordinated debentures	6,186	—	—
Proceeds from issuance of common stock	—	20	23
Net cash provided by financing activities	25,259	34,734	38,453
Net (decrease) increase in cash and cash equivalents	(2,027)	11,871	(910)
Cash and cash equivalents—beginning of year	28,510	16,639	17,549
Cash and cash equivalents—end of year	$26,483	$28,510	$16,639
Non-cash activities:
Amortized cost of held-to-maturity securities transferred to available-for-sale	$8,179	$—	$—
Supplemental cash flow disclosure:
Interest paid	$5,528	$3,167	$1,738
Income taxes paid	$1,274	$1,284	$184

See Notes to Consolidated Financial Statements

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.   Nature of Operations and Significant Accounting Policies:

Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 for additional disclosures.

Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks. Note 3 discusses the types of securities the Bank invests in. Note 4 discusses the types of lending that the Bank engages in. The Bank does not have any significant concentrations to any one industry or customer.

The accounting and reporting policies and practices of the Company conform with accounting principles generally accepted in the United States of America. The following is a summary of the Company’s significant accounting policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank.

The Company also has an investment in FCBI Statutory Trust I, a statutory trust that is not consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46. See Note 8.

In consolidation, all significant intercompany balances and transactions have been eliminated.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, if such loans are considered to be collateral dependent and in the process of collection, or the present value of future cash flows, or the loan’s value as observable in the secondary market. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing. When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately evaluate individual consumer and residential loans for impairment.

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

Bank premises and equipment:

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation is computed using straight-line and accelerated methods based on the estimated useful lives of the assets, which range from 5 to 10 years for bank equipment and 39 years for bank buildings. Leasehold improvements are amortized over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements, which extend the life of an asset, are capitalized and depreciated over the asset’s remaining useful life. Gains or losses realized on the disposition of properties and equipment are reflected in the statements of income. Expenditures for repairs and maintenance are charged to operating expenses as incurred.

Stock-based compensation plan:

The Company maintains an Employee Stock Option Plan, which is described more fully in Note 10, and provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company’s shareholders. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

As of December 31, 2003, all outstanding stock options were fully vested. No stock options were granted in 2006, 2005 or 2004 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation).  In December 2004, Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, which is a revision of Statement No. 123 was issued. As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment and any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

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

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands, except per share amounts)
Net income	$1,920	$1,832	$1,518
Basic earnings per share	$1.32	$1.26	$1.04
Diluted earnings per share	$1.26	$1.20	$1.01
Basic weighted average number of shares outstanding	1,458,602	1,458,361	1,455,623
Effect of dilutive securities—stock options	68,309	68,635	47,865
Diluted weighted average number of shares outstanding	1,526,911	1,526,996	1,503,488

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

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Valuation of Long-Lived Assets:

The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-makers use consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard will have no impact on its financial condition or results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe this new accounting standard will have a material impact on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of fiscal 2008. The Company does not believe the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS 158 was effective for the Company in the fourth quarter of fiscal 2006. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard had no impact on its financial condition or results of operations.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 and has found there to be no material impact on its financial position or results of operations.

Note 2.   Compensating Balances:

Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $60,000 at December 31, 2006 and 2005. In addition, for the reserve maintenance period in effect at December 31, 2006 and 2005, the Company was required to maintain balances of $350,000 and $999,000, respectively, with the Federal Reserve Bank.

Note 3.   Investments:

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2006 and 2005, are as follows:

Available-for-sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,000	$—	$8	$992
Due after one year through five years	2,325	2	11	2,316
Due after five years through ten years	2,861	—	31	2,830
	6,186	2	50	6,138
States and political subdivisions:
Due after five years through ten years	1,400	—	9	1,391
Due after ten years	8,423	54	5	8,472
	9,823	54	14	9,863
Mortgage-backed debt securities	12,952	17	196	12,773
Equity securities	400	—	—	400
	$29,361	$73	$260	$29,174

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$1,500	$—	$19	$1,481
Due after five years through ten years	3,333	—	25	3,308
	4,833	—	44	4,789
Mortgage-backed debt securities	14,045	7	289	13,763
Equity securities	400	—	—	400
	$19,278	$7	$333	$18,952

Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$705	$—	$11	$694
Due after ten years	1,541	1	7	1,535
	$2,246	$1	$18 18	$2,229 2,229

In August 2006, the Company reclassified all remaining held-to-maturity securities to the available-for-sale portfolio. The total amortized cost for the securities transferred was $8,179,000 and such securities had an unrealized loss of $132,000. The after-tax unrealized loss transferred to other comprehensive income was $81,000 after recognizing deferred income taxes of $51,000. This reclassification was made recognizing that the primary purpose of the securities portfolio is liquidity. The Company does not anticipate classifying any securities as held-to-maturity in the future.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$827	$10	$4,332	$40	$5,159	$50
State and political subdivisions	3,046	6	559	8	3,605	14
Mortgage-backed debt securities	1,034	6	8,922	190	9,956	196
Total temporarily impaired securities	$4,907	$22	$13,813	$238	$18,720	$260

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$3,356	$27	$483	$17	$3,839	$44
State and political subdivisions	2,078	18	—	—	2,078	18
Mortgage-backed debt securities	8,182	144	4,758	145	12,940	289
Total temporarily impaired securities	$13,616	$189	$5,241	$162	$18,857	$351

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

The bonds in an unrealized loss position at December 31, 2006 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, eight (8) are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard Poor’s, twenty (20) are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor’s, and fourteen (14) are municipal bonds rated AAA by Standard and Poor’s. As management has the ability to hold debt securities until maturity, or for the until the unrealized loss is recouped, no declines are deemed to be other than temporary.

Included in the investment portfolio at December 31, 2006 and 2005 are securities carried at $7,395,000 and $7,732,000, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

Gross losses of $8,000 in 2005 and $5,000 in 2004 were realized from sales of investment securities available-for-sale.

Restricted Stock

The following table shows the amounts of restricted stock as of December 31, 2006 and 2005:

	2006	2005
	(dollars in thousands)
Federal Home Loan Bank of Atlanta	$459	$342
Federal Reserve Bank	439	439
Atlantic Central Bankers Bank	40	40
	$938	$821

Note 4.   Loans and Allowance for Loan Losses:

Loans consist of the following at December 31, 2006 and 2005:

	2006	2005
	(dollars in thousands)
Real estate loans:
Construction and land development	$30,183	$29,140
Real Estate—Mortgage loans:
Secured by 1 to 4 family residential properties	34,194	31,128
Secured by multi-family (5 or more) residential properties	4,640	3,942
Secured by commercial properties	73,582	60,087
Secured by farm land	4,302	2,836
Total real estate—mortgage loans	116,718	97,993
Loans to farmers	—	756
Commercial and industrial loans	24,806	25,140
Loans to individuals for household, family and other personal expenditures	2,247	2,312
Total loans	173,954	155,341
Less allowance for loan losses	(2,166)	(1,953)
Net loans	$171,788	$153,388

Transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004, are summarized as follows:

	2006	2005	2004
	(dollars in thousands)
Balance at beginning of year	$1,953	$1,503	$985
Provision charged to operating expenses	213	450	520
Recoveries of loans previously charged-off	—	—	4
	2,166	1,953	1,509
Loans charged-off	—	—	(6)
Balance at end of year	$2,166	$1,953	$1,503

Information concerning the Company’s recorded investment in nonaccrual loans as of December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(dollars in thousands)
Nonaccrual loans	$60	$8	$102
Interest income not recognized due to loans in nonaccrual status	$14	$1	$7

There were no impaired loans at December 31, 2006 or 2005.

Note 5.   Bank Premises and Equipment:

Bank premises and equipment consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(dollars in thousands)
Land	$854	$854
Construction in process	—	364
Buildings	2,355	—
Furniture and equipment	1,801	1,015
Leasehold improvements	330	329
	5,340	2,562
Less accumulated depreciation and amortization	(978)	(751)
	$4,362	$1,811

Depreciation and amortization charged to operations amounted to $227,000 in 2006, $177,000 in 2005, and $187,000 in 2004.

Note 6.   Deposits:

Certificates of deposit and other time deposits issued in denominations of $100,000 or more totaled $61,314,000 and $51,283,000 at December 31, 2006 and 2005, respectively, and are included in interest-bearing deposits in the balance sheet.

At December 31, 2006, the maturity distribution of certificates of deposit are as follows:

Maturing in:	Certificates of Deposit
(dollars in thousands)
2007	$105,512
2008	11,984
2009	3,567
2010	2,614
2011	87
$123,764

Interest on deposits for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
	(dollars in thousands)
NOW accounts	$26	$28	$27
Savings accounts	13	16	17
Money market accounts	871	476	270
Certificates of deposit $100,000 and over	2,375	1,287	690
Certificates of deposit under $100,000	2,296	1,409	744
	$5,581	$3,216	$1,748

Note 7.   Borrowings:

During 2006 and 2005, the Company entered into sales of securities under agreements to repurchase the same securities, which generally mature within one to ninety days from the transaction date, and other short-term borrowing arrangements.

Selected information on short-term borrowings is as follows:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

	2006	2005
	(dollars in thousands)
Total outstanding at year-end	$—	$—
Average amount outstanding during year	$27	$—
Maximum amount outstanding at any month-end	$—	$—
Weighted-average interest rate at year-end	—%	—%
Weighted-average interest rate for the year	5.56%	—%

Other short-term borrowings:

	2006	2005
	(dollars in thousands)
Total outstanding at year-end	$450	$450
Average amount outstanding during the year	$566	$450
Maximum amount outstanding at any month-end	$700	$450
Weighted-average interest rate at year-end	6.00%	7.25%
Weighted-average interest rate during the year	6.71%	6.44%

The other short-term borrowings at December 31, 2006 and 2005 consists of an unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% and matures on January 27, 2007. The Company’s unused lines of credit for short-term borrowings totaled $4,000,000 and $2,000,000 at December 31, 2006 and 2005, respectively.

The Company also has a secured line of credit with the Federal Home Loan Bank of Atlanta in the amount of $19,953,000, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, and there are no outstanding balances as of December 31, 2006 or 2005.

Long-term debt:

The long-term debt consists of an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2,000,000 with an outstanding balance of $250,000 as of December 31, 2005. This facility matures on May 1, 2007, and has a floating interest rate equal to the Wall Street Journal prime rate. There was no outstanding balance as of December 31, 2006.

Note 8.   Trust preferred securities/junior subordinated debentures:

In December 2006, Bancorp completed the private placement of an aggregate of $6,000,000 of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186,000. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee.

Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities. If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders. The proceeds from this issuance will be used to supplement the Company’s capital for continued growth and other general corporate purposes, including the repayment, in January 2007, of the $450,000 short-term debt.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

Note 9.   Leasing Arrangements:

The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to July 2011. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 14 for a discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods under these leases at December 31, 2006 is outlined below:

Years ending December 31	Total
(dollars in thousands)
2007	$223
2008	231
2009	239
2010	247
2011	228
Later years	1,113
$2,281

Rent expense included in occupancy expenses amounted to $263,000 in 2006, $252,000 in 2005, and $214,000 in 2004.

Note 10.   Employee Benefit Plans:

401(k) profit sharing plan:

The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company makes matching contributions of 100% of the employee’s contributions up to 4% of the employee’s salary. A participant’s account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

The Company expensed contributions to the Plan in the amounts of $100,000 in 2006, $84,000 in 2005, and $35,000 in 2004.

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

No amounts have been deferred or were expensed under this Plan in the accompanying statements of income for 2006, 2005 or 2004.

Stock-based compensation plan:

The 2001 Plan provides that 260,000 shares of the Company’s common stock will be reserved for the granting of both incentive stock options (ISO) and non-incentive stock options (NQSO) to purchase these shares. At December 31, 2006, there are 126,540 shares remaining that are reserved for future grants under this plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

The following is a summary of transactions in the Plan during the years ended December 31, 2006, 2005 and 2004.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2003	133,660	$10.00
Exercised	2,250	10.00
Terminated	200	10.00
Granted	—	—
Balance at December 31, 2004	131,210	$10.00
Exercised	1,200	10.00
Terminated	—	—
Granted	—	—
Balance at December 31, 2005	130,010	$10.00
Exercised	—	—
Terminated	—	—
Granted	—	—
Balance at December 31, 2006	130,010	$10.00

As noted in the table above, there were no options granted in 2006, 2005 or 2004. All prior grants were fully vested and exercisable as of December 31, 2003.

The 130,010 options outstanding as of December 31, 2006, have an aggregate intrinsic value, which is the amount that the market value of the underlying stock exceeds the exercise price of the option, of $3,185,000. The aggregate intrinsic value for the options exercised in 2004 and 2005 amounted to $22,000 and $29,000, respectively.

At December 31, 2006, 2005 and 2004, the 130,010, 130,010 and 131,210 options issued and outstanding, respectively, had exercise prices and weighted-average remaining contractual lives as follows:

December 31,	2006	2005	2004
Exercisable options:
Options outstanding	130,010	130,010	131,210
Weighted-average exercise price	$10.00	$10.00	$10.00
Weighted-average remaining contractual life (months)	58	70	82

Note 11.   Income Taxes:

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005
	(dollars in thousands)
Deferred tax assets:
Organizational costs	$2	$18
Allowance for loan losses	787	705
Unrealized loss on securities available-for-sale	72	126
Other	6	6
Total deferred tax assets	867	855
Deferred tax liabilities:
Depreciation	(34)	(45)
Total deferred tax liabilities	(34)	(45)
Net deferred tax assets	$833	$810

The decrease in the valuation allowance for deferred tax assets of $158,000 in 2005 and $599,000 in 2004, principally reflects the tax benefits realized when  the Company’s remaining net operating loss carryforward was used to offset income otherwise taxable and management’s assessment of the recoverability of the remaining deferred tax assets.

A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(dollars in thousands)
Income before income tax	$2,983	$2,695	$1,518
Tax rate	34%	34%	34%
Income tax at statutory rate	1,014	917	516
Increases (decreases) in tax resulting from:
Valuation allowance	—	(158)	(599)
Tax exempt interest income	(97)	(20)	(6)
State income taxes, net of federal income tax benefit	113	120	69
Other	32	4	20
Provision for income taxes	$1,062	$863	$—

Significant components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(dollars in thousands)
Taxes currently payable:
Federal	$945	$928	$343
State	194	204	73
	1,139	1,132	416
Deferred tax expense (benefit):
Federal	(63)	(91)	167
State	(14)	(20)	16
	(77)	(111)	183
Change in valuation allowance for deferred tax assets	—	(158)	(599)
Total	$1,062	$863	$—

Note 12.   Noninterest Expenses:

Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 include the following:

	2006	2005	2004
	(dollars in thousands)
Salaries	$2,682	$2,258	$2,044
Bonus	199	246	255
Deferred personnel costs	(172)	(148)	(165)
Payroll taxes	200	181	148
Employee insurance	155	122	106
Other employee benefits	124	106	61
Depreciation	227	177	187
Rent, net	254	245	214
Utilities	81	60	56
Repairs and maintenance	126	97	75
ATM expenses	77	62	54
Other occupancy and equipment expenses	93	69	47
Postage and supplies	80	59	64
Data processing	299	373	295
Advertising and promotion	253	192	139
Legal	17	17	23
Insurance	43	31	38
Consulting	49	45	43
Courier	46	40	34
Audit fees	125	109	87
Other	271	255	235
	$5,229	$4,596	$4,040

Note 13.   Shareholders’ Equity:

Restrictions on dividends:

The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits. At December 31, 2006, the Bank was limited from paying dividends to Bancorp by the positive amount of retained earnings it held, which amounts to $3,495,000, and by the requirement to meet certain capital ratios. The Bank did not pay any dividends to Bancorp in 2006, 2005, or 2004.

Restrictions on lending from subsidiary to parent:

Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2006 and 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject as of December 31, 2006 and 2005.

As of December 31, 2006, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2006 and 2005 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital
(to Risk-Weighted Assets):
Company	$26,174	13.19%	$15,873	8.00%	N/A	N/A
Bank	$20,285	10.24%	$15,840	8.00%	$19,800	10.00%
Tier 1 Capital
(to Risk-Weighted Assets):
Company	$24,008	12.10%	$7,937	4.00%	N/A	N/A
Bank	$18,119	9.15%	$7,920	4.00%	$11,880	6.00%
Tier 1 Capital
(to Average Assets):
Company	$24,088	10.96%	$8,762	4.00%	N/A	N/A
Bank	$18,119	8.29%	$8,746	4.00%	$10,932	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital
(to Risk-Weighted Assets):
Company	$18,041	10.49%	$13,753	8.00%	N/A	N/A
Bank	$18,098	10.55%	$13,720	8.00%	$17,150	10.00%
Tier 1 Capital
(to Risk-Weighted Assets):
Company	$16,088	9.36%	$6,877	4.00%	N/A	N/A
Bank	$16,145	9.41%	$6,860	4.00%	$10,290	6.00%
Tier 1 Capital
(to Average Assets):
Company	$16,088	8.26%	$7,787	4.00%	N/A	N/A
Bank	$16,145	8.31%	$7,772	4.00%	$9,716	5.00%

Bank

As the Company’s assets are less than $500,000,000, the Company is not currently subject to the capital adequacy requirements.

Note 14.   Fair Value of Financial Instruments:

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$26,483	$26,483	$28,510	$28,510
Investment securities available-for-sale	29,174	29,174	18,952	18,952
Investment securities held-to-maturity	—	—	2,246	2,229
Restricted stock	938	938	821	821
Net loans	171,788	166,285	153,388	149,017
Accrued interest receivable	907	907	653	653
Financial Liabilities
Deposits	$209,378	$212,034	$190,055	$190,305
Short-term borrowings	450	450	450	450
Long-term debt	—	—	250	250
Junior subordinated debentures	6,186	6,186	—	—
Accrued interest payable	290	290	169	169

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2006 and 2005:

Cash and cash equivalents:

The fair value of cash and cash equivalents is estimated to approximate the carrying amounts.

Investment securities and restricted stock:

Fair values are based on quoted market prices, except for certain restricted stocks where fair value equals par value because of certain redemption restrictions.

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

Junior subordinated debentures:

The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the junior subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the Trust’s preferred securities. The fair value of junior subordinated debentures is determined using rates currently available to the Company for debt with similar terms and remaining maturities. See Note 8 for additional disclosures.

Accrued Interest:

The carrying amounts of accrued interest approximate fair value.

Note 15.   Transactions with Related Parties:

Loans:

In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their associates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2006 and 2005 is as follows:

(dollars in thousands)
Balance, December 31, 2004	$1,955
New loans	159
Repayments	(293)
Balance, December 31, 2005	1,821
New loans	1,725
Repayments	(946)
Balance, December 31, 2006	$2,600

Consulting agreement:

On January 2, 2002, the Company entered into a consulting contract with a shareholder and director. This agreement engages the shareholder and director to devote his efforts to assist with facilities management, Company expansion and other projects as directed by the Company’s President and expired on December 31, 2006.

As compensation for his services under this agreement, the shareholder and director was paid at a rate not to exceed $35,000 per year, or $175,000 over the agreement’s term.

The accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 include $35,000 for each year from consulting expenses related to this Agreement.

This arrangement was extended to December 31, 2007 at an annual rate of $40,000.

Lease agreement:

The Company entered into a lease in July 2003 for approximately 3,800 square feet of office space owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 10, 2003 and will expire on July 10, 2008. Pursuant to this lease, the current monthly payments are $4,300 with subsequent twelve-month periods subject to a five percent increase thereafter.

The Company entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above. The lease term commenced on February 1, 2005 and will expire on January 31, 2010. Pursuant to this lease, the current monthly payments are $2,958 with subsequent twelve-month periods subject to a three percent increase thereafter.

Note 16.   Commitments and Contingencies:

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

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2006 and 2005 were as follows:

	2006	2005
	Contractual Amount	Contractual Amount
	(dollars in thousands)
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$38,601	$29,423
Standby letters of credit	3,535	2,761
Total	$42,136	$32,184

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

Note 17.   Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash	$5,958	$225
Investment securities available-for-sale-at-fair value	400	400
Investment in banking subsidiary	18,004	15,945
Investment in other subsidiary	186	—
Other assets	14	48
Total assets	$24,562	$16,618
Liabilities and Shareholders’ Equity
Payable to subsidiary	$3	$30
Short-term borrowings	450	450
Long-term debt	—	250
Junior subordinated debentures	6,186	—
Other liabilities	30	—
Total liabilities	6,669	730
Common stock	15	15
Additional paid-in capital	14,652	14,652
Retained earnings	3,341	1,421
Accumulated other comprehensive income (loss)	(115)	(200)
Total shareholders’ equity	17,893	15,888
Total liabilities and shareholders’ equity	$24,562	$16,618

Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Interest income	$16	$3	$1
Expenses:
Interest on short-term borrowings	38	29	18
Interest on long-term debt	10	7	—
Interest on junior subordinated debentures	18	—	—
Other	32	16	15
Total expenses	98	52	33
Loss before provision for income taxes and equity in undistributed earnings of subsidiaries	(82)	(49)	(32)
Provision for income taxes (benefits)	(28)	(18)	—
Loss before equity in undistributed earnings of subsidiaries	(54)	(31)	(32)
Equity in undistributed earnings of subsidiaries	1,974	1,863	1,550
Net income	$1,920	$1,832	$1,518

Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,920	$1,832	$1,518
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,974)	(1,863)	(1,550)
(Increase) decrease in receivable from subsidiaries	—	147	(147)
(Increase) decrease in other assets	34	(48)	70
(Decrease) increase in payable to subsidiaries	(27)	30	—
(Decrease) increase in other liabilities	30	(147)	147
Net cash provided by (used in) operating activities	(17)	(49)	38
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(150)	(250)
Investment in FCBI Statutory Trust I	(186)	—	—
Net cash used in financing activities	(186)	(150)	(250)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	330
Proceeds from issuance of long-term debt	—	250	—
Repayment of long-term debt	(250)	—	—
Proceeds from issuance of junior subordinated debentures	6,186	—	—
Proceeds from issuance of common stock	—	20	24
Net cash provided by financing activities	5,936	270	354
Net increase in cash	5,733	71	142
Beginning cash	225	154	12
Ending cash	$5,958	$225	$154

Note 18.   Quarterly Results of Operations (unaudited):

The following is a summary of the Company’s unaudited quarterly results of operations:

	2006
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share amounts)
Interest income	$3,587	$3,534	$3,440	$3,174
Interest expense	1,596	1,484	1,355	1,214
Net interest income	1,991	2,050	2,085	1,960
Provision for loan losses	33	60	60	60
Noninterest income	99	80	74	85
Noninterest expenses	1,370	1,372	1,302	1,185
Income before income taxes	687	698	797	800
Provision for income taxes	227	230	284	321
Net income	460	468	513	479
Basic earnings per share	0.32	0.32	0.35	0.33
Diluted earnings per share	0.30	0.31	0.34	0.31

	2005
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share amounts)
Interest income	$3,003	$2,782	$2,581	$2,353
Interest expense	1,054	855	719	624
Net interest income	1,949	1,927	1,862	1,729
Provision for loan losses	—	150	150	150
Net securities gains (losses)	—	(7)	(1)	—
Noninterest income, excluding securities gains (losses)	68	73	79	62
Noninterest expenses	1,207	1,189	1,135	1,065
Income before income taxes	810	654	655	576
Provision for income taxes	302	246	255	60
Net income	508	408	400	516
Basic earnings per share	0.35	0.28	0.28	0.35
Diluted earnings per share	0.33	0.27	0.26	0.34

Note 19.   Subsequent Events:

On February 19, 2007 the Company’s branch located at 1595 Opossumtown Pike, Frederick, Maryland was destroyed as a result of a fire which occurred during an apparent robbery attempt of a store in the same shopping center, and resulted in the loss of the entire shopping center. The Company has determined that its insurance coverage is adequate, and the fire damage should not result in a material loss. Management is exploring various options to maintain service to customers of the branch, including a temporary site, increased courier service to its commercial customers and relocating the branch office.

BUSINESS

General

Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank, headquartered in Frederick, Maryland, currently operates out of its main office and three branch offices. The Bank was organized by successful members of the business community in Frederick, Maryland and an experienced senior management team to operate as a local business bank alternative to the superregional financial institutions, which dominate its primary market area. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. The Bank’s mission is to serve the needs of the business and professional community of Frederick County by building long-term relationships. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. The Bank also seeks to become an integral part of the community, a responsible citizen and make decisions based on what is good for the community.

The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 for additional disclosures.

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

Source of Business.   Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank’s market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Bank’s business development strategies. The Bank provides services from its centrally located main office in Frederick Maryland, one branch on both the north and south sides of Frederick City, along with its branch in Walkersville, Maryland, which it believes complement the needs of the Bank’s existing and potential customers, and provide prospects for additional growth and expansion. The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank’s offices. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Bank plans to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank’s customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

Location and Market Area.   The headquarters for Bancorp and the Bank is located at 9 North Market Street, Frederick, Maryland 21701, in downtown Frederick. The Bank’s main banking office is located at 30 West Patrick Street, Frederick, Maryland and has two branches located in Frederick, Maryland, one at 1595 Opossumtown Pike, and the second at 6910 Crestwood Boulevard. The third  branch is located in Walkersville, Maryland at 200 Commerce Drive. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past seven years. Other than the Bank, no commercial bank based in Frederick County has been organized since 1989, and since the acquisition of FCNB Bank by BB&T Corporation in 2001 and Farmers and Mechanics Bank by Mercantile Bankshares Corporation in 2003, which itself has entered into an agreement to be acquired by PNC Financial Services Group, Inc., there are no other financial institutions based in Frederick City which are not affiliated with a larger regional or superregional organization. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

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

Employees

At February 1, 2007, the Company employed fifty-three (53) persons on a full-time basis, two (2) of which are executive officers, and eight (8) persons on a part time basis. None of the Company’s employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long-term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

Properties

The main office of the Bancorp and the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which expires in July 2011, at a current annual rent of $86,618; subject to annual increases of 3% per year. The Company has one 5-year renewal option.

The Antietam branch is located at 1595 Opposumtown Pike, Frederick, Maryland and consists of 1,770 square feet in a 28,000 square foot building. The property is occupied under a five (5)-year lease, which expires in May 2011, at a current annual rent of $46,168; subject to annual increases of 3%, plus additional rent relating to common area fees and taxes. The Company has one 5-year renewal option.

The Company leases approximately 3,800 square feet of office space located at 7 North Market Street, Frederick, Maryland,  used for the Company’s operations center, in a building owned by a limited liability company owned by three shareholders/directors. The lease term will expire in July 2008. Pursuant to this lease, the current annual payments are $51,603 and are subject to annual increases of 5% per year.

The Company leases approximately 2,418 square feet of office space at 9 North Market Street, Frederick, Maryland, with the same limited liability company mentioned above. The lease will expire in January 2010. Pursuant to this lease, the current annual payments are $35,490 and are subject to annual increases of 3% per year.

The Company also owns the premises for its branches located at 6910 Crestwood Boulevard, Frederick Maryland and 200 Commerce Drive, Walkersville, Maryland.

The Company believes that its existing facilities outlined above are adequate to conduct the Company’s business.

See subsequent event disclosure in Note 19 to the financial statements.

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Supervision and Regulation

Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”) and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, Bancorp is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. Bancorp is also subject to regular examination by the Federal Reserve.

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

Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of Bancorp or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of Bancorp or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of Bancorp or the Bank.

The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of Bancorp or the Bank. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of Bancorp are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.

In addition to being a bank holding company, Bancorp has also been designated a financial holding company and as such under federal banking law may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies and financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve.

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

Capital Adequacy Guidelines.   The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The risk based capital guidelines will not be applicable to the Company until it has in excess of $500 million in assets, it has public debt or it engages in certain highly leveraged activities.

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

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% – 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

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

Deposit Insurance Premiums.   Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in  risk categories II, III, and IV. The level of rates are subject to periodic adjustment by the FDIC.

RISK FACTORS

There can be no assurance that we will be able to maintain profitable operations.

Although we have operated on a profitable basis since January 2003, there can be no assurance that we will be able to continue operating on a profitable basis, or that we will be able to increase our level of profits and shareholder returns. Our continued growth and profitability depend on our continued acceptance by the community, marketing efforts, competitive pricing, ability to hire and retain experienced personnel, competition by existing and new entrants into the market and other factors. Our efforts at expansion of our branch network and asset base may not prove successful. The failure to remain profitable may reduce the value of an investment in our common stock.

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

We have a substantial amount of loans secured by real estate in the Frederick, Maryland area as collateral, and substantially all of our loans are to borrowers in that area. At December 31, 2006, 42% of our loans were commercial real estate loans, 17% of construction and land development loans and an additional 14% were commercial and industrial loans, which are not primarily secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions, in our market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce shareholder returns.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future, which would adversely affect our financial condition and results of operations.

Most of the loans in our loan portfolio were originated within the past four years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio, although there can be no assurance that more seasoned loans will be of higher quality or perform better. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be somewhat higher than current levels. Defaults on loans would negatively affect our financial condition, results of operations and financial prospects.

Losses related to any single loan could have a significant impact on our financial conditions and results of operations.

As a result of our focus on commercial lending, our loan portfolio is currently comprised of a relatively small number of loans, many of which have balances in excess of 5% of our shareholder’s equity. Additionally, commercial and industrial loans not primarily secured by real estate are typically made based on the ability of the borrower to make payment on the loan from the cash flow of the business, and are collateralized primarily by business assets such as equipment, inventory and accounts receivable. These assets are often subject to depreciation over time, may be more difficult than real estate collateral to evaluate, and may be more difficult to realize the value of upon foreclosure. As a result, the availability of funds for repayment of such loans is often contingent on the success of the business itself. Although we rigorously underwrite and structure our loans, and monitor the financial condition of our borrowers in an effort to avoid or minimize losses, unexpected reversals in the business of an individual borrower can occur, and the resulting decline in the quality of loans to such borrowers, and related provisions for credit losses, could have a material adverse affect on our earnings, financial condition and shareholder returns.

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

Our common stock currently trades on the OTC Bulletin Board market and trading volume to date has been minimal, averaging about 208 shares per day over the 12 months ended February 1, 2007, and there can be no assurance that an active and liquid market for the common stock will develop.

The number of shares owned by our directors and executive officers could make it more difficult, or impossible, to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions. Your interests may not be the same as those of the Board and management.

Our directors and executive officers and their affiliates own approximately 28.7% of the outstanding common stock as of December 31, 2006. By voting against a proposal submitted to shareholders, our directors and officers, as a group, may be able to block, or make approval more difficult to obtain, for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales and amendments to the Articles of Incorporation.

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

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. A significant portion of our deposits, 15.7% at December 31, 2006, are noninterest bearing demand deposits.

Government policy relating to the deposit insurance funds may also adversely affect our results of operations. Under regulations adopted in 2006, we will, in 2007, be required to pay deposit insurance premiums for the first time.

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

Market for Common Stock and Dividends

Bancorp’s common stock is not traded on any organized exchange, including the Nasdaq Stock Market. As of December 31, 2006, two market makers offered to make a market in the common stock in the over the counter “bulletin board” market under the symbol “FCBI”. The common stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the common stock during each calendar quarter for 2006 and 2005. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2006, there were 1,458,602 shares of common stock outstanding, held by approximately 661 shareholders of record. Bancorp has not paid any cash dividends to date. The ability of Bancorp to declare and pay dividends is limited by federal and state law regulation. Please refer to Note 13 to the financial statements included in this report for additional information.

	2006		2005
Quarter	High Bid	Low Bid	High Bid	Low Bid
First	$40.00	$34.00	$39.50	$28.00
Second	$39.00	$36.05	$37.96	$35.75
Third	$37.50	$32.75	$43.00	$34.10
Fourth	$35.50	$32.50	$42.00	$35.00

Dividends.   Neither Bancorp nor the Bank has paid any cash dividends to date. Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay without prior approval. Prior approval of the Federal Reserve is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, cash dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits.

State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. Compliance with minimum capital requirements, as presently in effect, or as they may be amended from time to time, could limit the amount of dividends that the Bank may pay. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. Even if the Bank has earnings in an amount sufficient to pay cash dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Bank. Please refer to Note 13 to the financial statements included in this report for additional information.

Stock Performance Comparison.   The following table compares the cumulative total return on a hypothetical investment of $100 in Bancorp’s common stock at the closing price on December 31, 2001 through December 31, 2006, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (Total U.S.) and the NASDAQ Bank Index for the comparable period.

	December 31,
	2001	2002	2003	2004	2005	2006
Frederick County Bancorp, Inc.	100.00	121.25	156.25	280.00	380.00	345.00
Nasdaq Stock Market Index—(Total U.S.)	100.00	68.47	102.72	111.54	113.07	123.84
Nasdaq Bank Index	100.00	104.52	135.80	150.73	144.20	160.07

Issuer Repurchases of Securities During the Fourth Quarter of 2006.   None.

Recent Sales of Unregistered Shares.   None.

Use of Proceeds.   Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans.   The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	130,010	$10.00	126,540
Equity compensation plans not approved by security holders	0	N/A	0
Total	130,010	$10.00	126,540

(1)          Consists of the 2001 Stock Option Plan. Certain employment arrangements entered into by the Company, which have not been specifically approved by stockholders provide for the issuance under the 2001 Stock Option Plan of options to purchase common stock to certain officers. All of such options have been issued and are fully vested. For additional information, see the discussion of employment agreements in response to Item 10 and Note 10 to the consolidated financial statements.

Annual Meeting of Shareholders

Tuesday, April 10, 2007 - 7:00 p.m.
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

Principal Affiliate

Balance Sheet

	December 31, 2006
	Assets		Liabilities and Equity
	(Dollars in thousands)
	Cash and due from banks	$ 3,695	Total deposits	$ 215,336
			Accrued interest and
Frederick County Bank	Earning assets	226,454	other liabilities	1,014
9 North Market Street
Frederick, MD 21701	Allowance for loan losses	(2,166)	Shareholders’ equity	18,004
301-620-1400
Four Offices	Other assets	6,371
			Total liabilities and
	Total assets	$234,354	shareholders’ equity	$ 234,354
	Net income	$ 1,974

ITEM 15.         Exhibits and Financial Statement Schedules.

Rider 1

The following financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.		Description of Exhibits
3(a	)	Articles of Incorporation of the Company, as amended(1)
3(b	)	Bylaws of the Company(2)
4(a	)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
4(b	)

Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators(3)

4(c	)	Guarantee Agreement dated as of dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a	)	2001 Stock Option Plan(4)
10(b	)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c	)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(d	)	Consulting Agreement between the Bank and Raymond Raedy as amended, filed herewith
10(e	)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(f	)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(g	)	Loan Agreement with Atlantic Central Bankers Bank(8)
10(h	)	Promissory Note with Atlantic Central Bankers Bank(8)
11		Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the financial statements for the year ended December 31, 2006.
21		Subsidiaries of the Registrant
23		Independent Auditor’s Consent
31(a	)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b	)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a	)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b	)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(3)          Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.

(4)          Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (no. 333-111761).

(5)          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005.

(6)          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.

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

FREDERICK COUNTY BANCORP, INC.
DATE: February 12, 2007	By:	/s/ MARTIN S. LAPERA
Martin S. Lapera
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 12, 2007.

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