Form 10-Q
period 2007-03-31
FREDERICK COUNTY BANCORP INC
filed 2007-05-01
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Yes  ☐ No  ☒

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,460,602 shares of Common Stock outstanding as of April 20, 2007.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(dollars in thousands)	2007	2006
ASSETS
Cash and due from banks	$6,229	$3,695
Federal funds sold	11,999	15,035
Interest-bearing deposits in other banks	2,846	7,753
Cash and cash equivalents	21,074	26,483
Investment securities available-for-sale at fair value	30,421	29,174
Restricted stock	945	938
Loans	183,738	173,954
Less: Allowance for loan losses	(2,226)	(2,166)
Net loans	181,512	171,788
Bank premises and equipment	4,193	4,362
Other assets	2,304	2,206
Total assets	$240,449	$234,951

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$32,809	$32,796
Interest-bearing deposits	182,372	176,582
Total deposits	215,181	209,378
Short-term borrowings	—	450
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	774	1,044
Total liabilities	222,141	217,058

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,602 and 1,458,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,687	14,652
Retained earnings	3,664	3,341
Accumulated other comprehensive loss	(58)	(115)
Total shareholders’ equity	18,308	17,893
Total liabilities and shareholders’ equity	$240,449	$234,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2007	2006
Interest income:
Interest and fees on loans	$3,207	$2,723
Interest and dividends on investment securities:
Interest — taxable	236	208
Interest — tax exempt	99	34
Dividends	17	11
Interest on federal funds sold	107	153
Other interest income	59	45
Total interest income	3,725	3,174
Interest expense:
Interest on deposits	1,674	1,202
Interest on other short-term borrowings	2	7
Interest on long-term debt	—	5
Interest on junior subordinated debentures	101	—
Total interest expense	1,777	1,214
Net interest income	1,948	1,960
Provision for loan losses	66	60
Net interest income after provision for loan losses	1,882	1,900
Noninterest income:
Service fees	46	39
Other operating income	40	46
Total noninterest income	86	85
Noninterest expense:
Salaries and employee benefits	905	732
Occupancy and equipment expenses	260	184
Other operating expenses	339	269
Total noninterest expense	1,504	1,185
Income before provision for income taxes	464	800
Provision for income taxes	141	321
Net income	$323	$479
Basic earnings per share	$0.22	$0.33
Diluted earnings per share	$0.21	$0.31
Basic weighted average number of shares outstanding	1,458,669	1,458,602
Diluted weighted average number of shares outstanding	1,523,749	1,527,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in

Shareholders’ Equity (Unaudited)

Three Months Ended March 31,

(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	1,458,602	$15	$14,652	$1,421	$(200)	$15,888
Comprehensive income:
Net income	—	—	—	479	—	479
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $29	—	—	—	—	(46)	(46)
Comprehensive income						433
Balance, March 31, 2006	1,458,602	$15	$14,652	$1,900	$(246)	$16,321
Balance, January 1, 2007	1,458,602	$15	$14,652	$3,341	$(115)	$17,893
Comprehensive income:
Net income	—	—	—	323	—	323
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $36	—	—	—	—	57	57
Comprehensive income						380
Shares issued under stock option transactions	2,000	—	35	—	—	35
Balance, March 31, 2007	1,460,602	$15	$14,687	$3,664	$(58)	$18,308

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$323	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	41
Deferred income tax benefits	(23)	(26)
Provision for loan losses	66	60
Net premium amortization on investment securities	3	12
Increase in accrued interest and other assets	—	(15)
Decrease in accrued interest and other liabilities	(270)	(136)
Net cash provided by operating activities	173	415
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(2,124)	(1,476)
Purchases of investment securities held-to-maturity	—	(3,802)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	966	1,483
Purchases of restricted stock	(7)	(72)
Net increase in loans	(9,790)	(3,993)
Purchases of bank premises and equipment	(15)	(174)
Net cash used in investing activities	(10,970)	(8,034)
Cash flows from financing activities:
Net (decrease) increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	(949)	4,789
Net increase in time deposits	6,752	7,789
Repayment of short-term borrowings	(450)	—
Proceeds from issuance of common stock	35	—
Net cash provided by financing activities	5,388	12,578
Net (decrease) increase in cash and cash equivalents	(5,409)	4,959
Cash and cash equivalents — beginning of period	26,483	28,510
Cash and cash equivalents — end of period	$21,074	$33,469
Supplemental cash flow disclosures:
Interest paid	$1,789	$1,212
Income taxes paid	$—	$131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1.  General:

Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to their customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank invests in.  Note 5 discusses the types of lending that the Bank engages in.  The Bank does not have any significant concentrations to any one industry or customer.  The Company also has a subsidiary called FCBI Statutory Trust I.  See Note 7 for additional disclosures.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2006 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2007.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  On January 1, 2007, the Company adopted SFAS 155 and determined that it did not have any impact on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. The Company adopted SFAS 156 on January 1, 2007 and determined that it did not have any impact on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, the Company adopted FIN 48 and determined that it did not have any impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This statement permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position or results of operations.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of March 31, 2007 and 2006, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2007	2006
Net income	$323	$479
Basic earnings per share	$0.22	$0.33
Diluted earnings per share	$0.21	$0.31
Basic weighted average number of shares outstanding	1,458,669	1,458,602
Effect of dilutive securities — stock options	65,080	69,128
Diluted weighted average number of shares outstanding	1,523,749	1,527,730

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company follows the guidance of the Statements of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation and No. 123(R) Share-Based Payment.   As of December 31, 2005, all outstanding stock options were fully vested.  No stock options were granted in 2006 or 2007 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards.   Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2007 and December 31, 2006:

Available-for-sale portfolio

March 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due within one year	$1,982	$—	$4	$1,978	4.64%
Due after one year through five years	1,325	—	9	1,316	4.62%
Due after five years through ten years	2,774	—	25	2,749	4.95%
State and political subdivisions:
Due after five years through ten years	1,401	—	12	1,389	5.23%
Due after ten years	8,422	83	—	8,505	5.88%
Mortgage-backed debt securities	14,212	32	160	14,084	4.75%
Equity securities	400	—	—	400	—%
	$30,516	$115	$210	$30,421	5.03%

December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due within one year	$1,000	$—	$8	$992	3.94%
Due after one year through five years	2,325	2	11	2,316	4.90%
Due after five years through ten years	2,861	—	31	2,830	4.95%
State and political subdivisions:
Due after five years through ten years	1,400	—	9	1,391	5.23%
Due after ten years	8,423	54	5	8,472	5.88%
Mortgage-backed debt securities	12,952	17	196	12,773	4.69%
Equity securities	400	—	—	400	—%
	$29,361	$73	$260	$29,174	5.01%

March 31, 2007	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$5,061	$39	$5,061	$39

State and political subdivisions	—	—	9,218	159	9,218	159
Mortgage-backed debt securities	—	—	1,239	12	1,239	12
Total temporarily impaired securities	$—	$—	$15,518	$210	$15,518	$210

December 31, 2006	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$827	$10	$4,332	$40	$5,159	$50
State and political subdivisions	3,046	6	559	8	3,605	14
Mortgage-backed debt securities	1,034	6	8,922	190	9,956	196
Total temporarily impaired securities	$4,907	$22	$13,813	$238	$18,720	$260

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company has not recognized any other-than-temporary impairment in connection with the unrealized losses reflected in the preceding tables.  All of these declines can be attributable to increases in interest rates and not a change in credit quality.  As Management has the ability to hold debt securities until maturity, or until the unrealized loss is recouped, no declines are deemed to be other than temporary.

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Federal Home Loan Bank of Atlanta	$466	$459
Federal Reserve Bank	439	439
Atlantic Central Bankers Bank	40	40
	$945	$938

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	March 31,	% of	December 31,	% of
(dollars in thousands)	2007	Loans	2006	Loans
Real estate loans:
Construction and land development	$41,820	23%	$30,183	17%
Mortgage loans:
Secured by 1 to 4 family residential properties	33,586	18%	34,194	20%
Secured by multi-family (5 or more) residential properties	8,918	5%	4,640	3%
Secured by commercial properties	68,840	37%	73,582	42%
Secured by farm land	6,088	3%	4,302	2%
Total mortgage loans	117,432	63%	116,718	67%
Commercial and industrial loans	22,196	12%	24,806	14%
Loans to individuals for household, family and other personal expenditures	2,290	2%	2,247	2%
	183,738	100%	173,954	100%
Less allowance for loan losses	(2,226)		(2,166)
Net loans	$181,512		$171,788

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Balance at beginning of period	$2,166	$1,953
Provision charged to operating expenses	66	60
Recoveries of loans previously charged-off	—	—
	2,232	2,013
Loans charged-off — consumer	(6)	—
Balance at end of period	$2,226	$2,013
Average total loans outstanding during period	$177,404	$157,145

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2007	2006
Noninterest-bearing demand deposits	$32,809	$32,796
Interest-bearing demand deposits: NOW accounts	17,690	18,233
Money market accounts	31,304	32,023
Savings accounts	2,861	2,562
Certificates of deposit:
$100,000 or more	64,395	61,315
Less than $100,000	66,122	62,449
Total deposits	$215,181	$209,378

Note 7. Trust preferred securities/junior subordinated debentures:

In December 2006, Bancorp completed the private placement of an aggregate of $6,000,000 of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186,000. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.  The proceeds from this issuance will be used to supplement the Company’s regulatory capital for continued growth and other general corporate purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended March 31,
(dollars in thousands)	2007	2006

Salaries	$761	$566
Bonus	13	83
Deferred Personnel Costs	(37)	(46)
Payroll Taxes	78	63
Employee Insurance	47	34
Other Employee Benefits	43	32
Depreciation	74	41
Rent	50	64
Utilities	27	18
Repairs and Maintenance	55	23
ATM Expense	23	17
Other Occupancy and Equipment Expenses	31	21
Postage and Supplies	22	14
Data Processing	94	64
Advertising and Promotion	56	61
Legal	9	7
Insurance	11	8
Consulting	11	7
Courier	12	10
Audit Fees	59	38
Other	65	60
	$1,504	$1,185

Note 9.  401(k) Profit Sharing Plan:

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

The Company made contributions to the Plan in the amounts of $35,000 and $24,000 for the first three months of 2007 and 2006, respectively.

Note 10.  Shareholders’ Equity:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2007.

As of March 31, 2007, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2007 and December 31, 2006 are presented in the following tables.

March 31, 2007	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital To Risk-Weighted Assets
Company	$24,366	11.76%	$8,287	4.00%	N/A	N/A
Bank	$19,471	9.42%	$8,264	4.00%	$12,396	6.00%

Total Capital To Risk-Weighted Assets
Company	$26,592	12.84%	$16,574	8.00%	N/A	N/A
Bank	$21,697	10.50%	$16,528	8.00%	$20,659	10.00%

Tier 1 Capital To Average Assets
Company	$24,366	10.60%	$9,193	4.00%	N/A	N/A
Bank	$19,471	8.50%	$9,167	4.00%	$11,459	5.00%

December 31, 2006	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital To Risk-Weighted Assets
Company	$24,008	12.10%	$7,937	4.00%	N/A	N/A
Bank	$18,119	9.15%	$7,920	4.00%	$11,880	6.00%

Total Capital To Risk-Weighted Assets
Company	$26,174	13.19%	$15,873	8.00%	N/A	N/A
Bank	$20,285	10.24%	$15,840	8.00%	$19,800	10.00%

Tier 1 Capital To Average Assets
Company	$24,008	10.96%	$8,762	4.00%	N/A	N/A
Bank	$18,119	8.29%	$8,746	4.00%	$10,932	5.00%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to Frederick County Bancorp, Inc.’s (the “Company”) beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters.  Such forward-looking statements are identified by terminology such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “likely”, “unlikely”, “continue”, or similar terms and are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company’s market area, the health of the real estate and construction market in the Company’s market area, the Company’s ability to develop and market new products and to enter new markets, competitive challenges in the Company’s market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward-looking statements contained herein.  Readers are cautioned against placing undue reliance on any such forward-looking statement.  In addition, the Company’s past results of operations do not necessarily indicate its future results.

General

The following paragraphs provide an overview of the financial condition and results of operations of the Company.  This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

 Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to their customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank invests in.  Note 5 discusses the types of lending that the Bank engages in.  The Bank does not have any significant concentrations to any one industry or customer.  The Company also has a subsidiary called FCBI Statutory Trust I.  See Note 7 for additional disclosures.

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

Loans

Loans increased by $9.78 million, or 5.62%, from December 31, 2006 to a balance of $183.74 million as of March 31, 2007, and by $24.40 million, or 15.32% from March 31, 2006.

Deposits

Deposits grew by $5.80 million, or 2.77%, from December 31, 2006 to a balance of $215.18 million as of March 31, 2007, and by $12.55 million, or 6.19% from March 31, 2006.  The Company’s deposit growth has mainly been in certificates of deposit over the past year.

Three Months Ended March 31, 2007 and 2006

The net income was $323,000 for the quarter ended March 31, 2007 as compared to the $479,000 net income for the same period in 2006.  The decrease in earnings for the first quarter of 2007 compared to the first quarter of 2006 is primarily related to the increase in personnel and occupancy expenses for the two new branches opened during the third quarter of 2006 and net interest margin compression.  The basic earnings per share for the three months ended March 31, 2007 and 2006 were $0.22 and $0.33, respectively, and were based on the weighted-average number of shares outstanding of 1,458,669 and 1,458,602, respectively.  The diluted earnings per share for the three months ended March 31, 2007 and 2006 were $0.21 and $0.31, respectively, and were based on the weighted-average number of shares outstanding of 1,523,749 and 1,527,730, respectively.   The Company recorded loan loss provisions of $66,000 and $60,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

The Company experienced an annualized return on average assets of 0.56% and 0.93% for the three-month periods ended March 31, 2007 and 2006, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 7.12% and 11.80% for the three-month periods ended March 31, 2007 and 2006, respectively.

On February 19, 2007 the Company’s branch located at 1595 Opossumtown Pike, Frederick, Maryland was completely destroyed as a result of a fire.  The Company has determined that its insurance coverage is adequate, and the fire damage should not result in a material loss.  Management continues to explore various options to maintain service to customers of the branch, including increased courier service to its commercial customers and relocating the branch office.  As of March 31, 2007 the Company has not lost any material loan or deposit customers.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended March 31,	2007			2006
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$8,029	$107	5.40%	$13,650	$153	4.55%
Interest bearing deposits in other banks	4,404	59	5.43	4,004	45	4.56
Investment securities (1):
Taxable	21,722	253	4.72	20,870	219	4.26
Tax-exempt (2)	9,823	150	6.19	3,512	52	6.00
Loans (3)	177,404	3,217	7.35	157,145	2,727	7.04
Total interest-earning assets	221,382	3,786	6.94	199,181	3,196	6.51
Noninterest-earning assets	8,432			6,305
Total assets	$229,814			$205,486

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,452	6	0.20%	$13,055	6	0.19%
Savings accounts	2,648	3	0.46	2,806	3	0.43
Money market accounts	31,177	211	2.74	31,237	190	2.47
Certificates of deposit $100,000 or more	62,655	726	4.70	52,180	499	3.88
Certificates of deposit less than $100,000	64,347	728	4.59	57,710	504	3.54
Short-term borrowings	125	2	6.49	450	7	6.31
Long-term debt	—	—	—	250	5	8.11
Junior subordinated debentures	6,186	101	6.62	—	—	—
Total interest-bearing liabilities	179,590	1,777	4.01	157,688	1,214	3.12
Noninterest-bearing deposits	31,379			30,956
Noninterest-bearing liabilities	699			608
Total liabilities	211,668			189,252
Total shareholders’ equity	18,146			16,234
Total liabilities and shareholders’ equity	$229,814			$205,486
Net interest income		$2,009			$1,982
Net interest spread			2.93%			3.39%
Net interest margin			3.68%			4.04%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $51,000 in 2007 and $18,000 in 2006 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $10,000 in 2007 and $4,000 in 2006 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $10,000 in 2007 and $7,000 in 2006.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended March 31, 2007 compared to 2006
(dollars in thousands)	Increase (decrease) due to		Net Increase
	Volume	Rate(1)	(decrease)
Interest income
Interest-earning assets:
Federal funds sold	$(64)	$18	$(46)
Interest-bearing deposits in other banks	5	9	14
Investment securities:
Taxable	9	25	34
Tax-exempt	95	3	98
Loans	356	134	490
Total interest income	401	189	590

Interest expense
Interest-bearing liabilities:
NOW accounts	—	—	—
Savings accounts	—	—	—
Money market accounts	—	21	21
Certificates of deposit $100,000 or more	102	125	227
Certificates of deposit less than $100,000	59	165	224
Short-term borrowings	(5)	—	(5)
Long-term debt	(5)	—	(5)
Junior subordinated debentures	101	—	101
Total interest expense	252	311	563
Net interest income	$149	$(122)	$27

(1)             The volume/rate variance is allocated entirely to change in rates.

Net Interest Income

Net interest income is generated from the Company’s lending and investment activities, and is the most significant component of the Company’s earnings.  Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them.  The Company primarily utilizes deposits to fund loans and investments, with a small amount of additional funding from junior subordinated debentures and minimal short term borrowings, in future periods it may utilize a higher level of short-term borrowings, including borrowings from the Federal Home Loan Bank, federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

Three Months Ended March 31, 2007 and 2006

The net interest income (on a taxable-equivalent basis) of $2.01 million in 2007 was $27,000, or 1.36% higher than the amount recognized in 2006.  This increase in net interest income is due to the growth in average earning assets and increased yields on earning assets.  Average earning assets increased by  $22.21 million, or 11.15%, since March 31, 2006.  The yield on earning assets in 2007 increased to 6.94% from 6.51% in 2006.  This increase in yield is attributable to the impact of the increase in short-term rates by the Federal Reserve.  However, the increase by 89 basis points in the rate paid on interest earning liabilities, primarily a result of Federal Reserve increases of the federal funds rate, the issuance of junior subordinated debentures in December 2006 and stiff competition for deposits, more than offset the increase in yield on interest earning assets.  The Company’s net interest margin was 3.68% and 4.04%, and the net interest spread was 2.93% and 3.39%, for the three-month periods ended March 31, 2007 and 2006, respectively.  This decrease relates primarily to the increased costs of funds as a result of more funding of higher costs certificates of deposit and the reduced average balances of the low cost title company deposits.

The interest expense increased 46.38% from $1.21 million in 2006 to $1.78 million in 2007 due to the 13.89% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 4.01% in 2007 from 3.12% in 2006.

Noninterest Income

Noninterest income was $86,000 and $85,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

The Company’s management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income.  However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expense

See Note 8 to the unaudited consolidated financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expense.

Three Months Ended March 31, 2007 and 2006

Noninterest expense amounted to $1.50 million and $1.19 million for the three-month periods in 2007 and 2006, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs.  Salaries expense in 2007 was $761,000, up $195,000 from the salaries expense incurred in the same period in 2006.  This increase of 34.45% is for the additional costs of adding fourteen (14) new employees for the new branches and employee pay increases.

Income Taxes

Three Months Ended March 31, 2007 and 2006

During the three months ended March 31, 2007, the Company incurred $141,000 of income tax expense compared to $321,000 during the same period in 2006.  The effective tax rates for these three-months in 2007 and 2006 were 30.39% and 40.13%.  The effective tax rate for 2007 has been positively impacted by the addition of tax-free municipal securities to the Company’s investment portfolio during 2006.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(89.99) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2007, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2007.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis

March 31, 2007

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$11,999	$—	$—	$—	$11,999
Interest-bearing deposits in other banks	2,846	—	—	—	2,846
Investment securities(1)	3,385	5,688	1,236	19,712	30,021
Loans	60,165	50,530	53,588	19,455	183,738
Total interest-earning assets	78,395	56,218	54,824	39,167	228,604

Liabilities
Savings and NOW accounts	1,028	2,055	2,055	15,413	20,551
Money Market accounts	1,565	3,130	3,131	23,478	31,304
Certificates of deposit	116,534	12,641	1,342	—	130,517
Junior subordinated debentures	—	—	6,186	—	6,186
Total interest-bearing liabilities	119,127	17,826	12,714	38,891	188,558
Interest rate sensitivity gap	$(40,732)	$38,392	$42,110	$276	$40,046
Cumulative interest rate
sensitivity gap	$(40,732)	$(2,340)	$39,770	$40,046
Cumulative gap ratio as a percentage of total assets	(16.94)%	(0.97%)	16.54%	16.65%

(1)             Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 14.05%.  With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 12.47%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  The Company’s provision for loan losses for the first three months of 2007 and 2006 was $66,000 and $60,000, respectively.  The loan growth was $9.78 million for the first three months of 2007 as compared to $3.99 million for the same period in 2006.  At March 31, 2007 and December 31, 2006, the allowance for loan losses was $2.23 million and $2.17 million, respectively.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.   At March 31, 2007 there were no loans deemed to be impaired.

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

As of March 31, 2007, the real estate loan portfolio constituted 86% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.   The Company has $5.46 million of interest only home equity lines of credit at March 31, 2007.

	Three Months Ended
(dollars in thousands)	March 31, 2007	March 31, 2006
Balance at beginning of period	$2,166	$1,953
Provision charged to operating expenses	66	60
Recoveries of loans previously charged-off	—	—
Loans charged-off - consumer	(6)	—
Balance at end of period	$2,226	$2,013
Average total loans outstanding during period	$177,404	$157,145

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses	March 31,		December 31,
	2007	% of Loans	2006	% of Loans
Real estate-construction	$253	23%	$218	17%
Real estate-mortgage	1,511	63%	1,529	67%
Commercial and industrial loans	433	12%	400	14%
Loans to individuals for household, family and other personal expenditures	29	2%	39	2%
	$2,226	100%	$2,166	100%

	March 31,	December 31,
	2007	2006
Nonaccrual loans	$18	$60
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	18	60
Other real estate owned	—	—
Total nonperforming assets	$18	$60
Nonperforming assets to total assets	0.01%	0.03%

There were no other interest-bearing assets at March 31, 2007 or December 31, 2006 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit.  The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew.  The above instruments and obligations involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the consolidated statements of financial condition.  With the exception of these instruments and the Company’s obligations relating to its trust preferred securities, the Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments to extend credit and standby letters of credit as of March 31, 2007 were as follows:

March 31,
2007
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$38,087
Standby letters of credit	3,343
Total	$41,430

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  At December 31, 2006, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00%, which matured and was repaid on January 27, 2007.  In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with no outstanding balance as of March 31, 2007.  This facility matures on May 1, 2007, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of March 31, 2007 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2007, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 17.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.      Legal Proceedings    None

Item 1A.  Risk Factors   There have been no material changes to the risk factors as of March 31, 2007 from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.      None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities          None

Item 3.      Defaults upon Senior Securities       None

Item 4.      Submission of Matters to a Vote of Security Holders     None

Item 5.      Other Information

(a)   Information which should have been reported on Form 8-K.       None

(b)   Material Changes to Procedures for Director Nomination by Shareholders.  None

Item 6.  Exhibits

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4(b)

Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators (3)

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee (3)
10(a)	2001 Stock Option Plan (4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera (5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10(d)	Consulting Agreement between the Bank and Raymond Raedy (7)
10(e)	2002 Executive and Director Deferred Compensation Plan (8)
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan (8)
10(g)	Loan Agreement with Atlantic Central Bankers Bank (9)
10(h)	Promissory Note with Atlantic Central Bankers Bank (9)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(4)             Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).

(5)             Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005.

(6)             Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.

(7)             Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

(8)             Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

(9)             Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: April 27, 2007	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: April 27, 2007	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer