Form 10-Q
period 2007-06-30
FREDERICK COUNTY BANCORP INC
filed 2007-07-24
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   No ☒

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,460,602 shares of Common Stock outstanding as of July 20, 2007.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars in thousands)	2007	2006
ASSETS
Cash and due from banks	$4,773	$3,695
Federal funds sold	15,840	15,035
Interest-bearing deposits in other banks	371	7,753
Cash and cash equivalents	20,984	26,483
Investment securities available-for-sale at fair value	28,146	29,174
Restricted stock	1,185	938
Loans	199,403	173,954
Less: Allowance for loan losses	(2,351)	(2,166)
Net loans	197,052	171,788
Bank premises and equipment	4,149	4,362
Other assets	2,805	2,206
Total assets	$254,321	$234,951

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$32,570	$32,796
Interest-bearing deposits	189,106	176,582
Total deposits	221,676	209,378
Short-term borrowings	—	450
Long-term borrowings	5,000	—
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	3,052	1,044
Total liabilities	235,914	217,058

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,602 and 1,458,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,687	14,652
Retained earnings	3,999	3,341
Accumulated other comprehensive loss	(294)	(115)
Total shareholders’ equity	18,407	17,893
Total liabilities and shareholders’ equity	$254,321	$234,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$3,452	$2,900	$6,659	$5,623
Interest and dividends on investment securities:
Interest — taxable	231	198	467	406
Interest — tax exempt	99	69	198	103
Dividends	18	12	35	23
Interest on federal funds sold	117	177	224	330
Other interest income	80	84	139	129
Total interest income	3,997	3,440	7,722	6,614
Interest expense:
Interest on deposits	1,796	1,343	3,470	2,545
Interest on other short-term borrowings	—	7	2	14
Interest on long-term borrowings	41	5	41	10
Interest on junior subordinated debentures	101	—	202	—
Total interest expense	1,938	1,355	3,715	2,569
Net interest income	2,059	2,085	4,007	4,045
Provision for loan losses	125	60	191	120
Net interest income after provision for loan losses	1,934	2,025	3,816	3,925
Noninterest income:
Service fees	43	37	89	76
Other operating income	54	37	94	83
Total noninterest income	97	74	183	159
Noninterest expense:
Salaries and employee benefits	927	821	1,832	1,553
Occupancy and equipment expenses	247	190	507	374
Other operating expenses	375	291	714	560
Total noninterest expense	1,549	1,302	3,053	2,487
Income before provision for income taxes	482	797	946	1,597
Provision for income taxes	147	284	288	605
Net income	$335	$513	$658	$992
Basic earnings per share	$0.23	$0.35	$0.45	$0.68
Diluted earnings per share	$0.22	$0.34	$0.43	$0.65
Basic weighted average number of shares outstanding	1,460,602	1,458,602	1,459,641	1,458,602
Diluted weighted average number of shares outstanding	1,521,376	1,527,496	1,522,627	1,527,623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in

Shareholders’ Equity (Unaudited)

	Three Months Ended June 30,
(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, March 31, 2006	1,458,602	$15	$14,652	$1,900	$(246)	$16,321
Comprehensive income:
Net income	—	—	—	513	—	513
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $64	—	—	—	—	(102)	(102)
Comprehensive income						411
Balance, June 30, 2006	1,458,602	$15	$14,652	$2,413	$(348)	$16,732
Balance, March 31, 2007	1,460,602	$15	$14,687	$3,664	$(58)	$18,308
Comprehensive income:
Net income	—	—	—	335	—	335
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $148	—	—	—	—	(236)	(236)
Comprehensive income						99
Balance, June 30, 2007	1,460,602	$15	$14,687	$3,999	$(294)	$18,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in

Shareholders’ Equity (Unaudited)

	Six Months Ended June 30,
(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	1,458,602	$15	$14,652	$1,421	$(200)	$15,888
Comprehensive income:
Net income	—	—	—	992	—	992
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $93	—	—	—	—	(148)	(148)
Comprehensive income						844
Balance, June 30, 2006	1,458,602	$15	$14,652	$2,413	$(348)	$16,732
Balance, January 1, 2007	1,458,602	$15	$14,652	$3,341	$(115)	$17,893
Comprehensive income:
Net income	—	—	—	658	—	658
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $113	—	—	—	—	(179)	(179)
Comprehensive income						479
Shares issued under stock option transactions	2,000	—	35	—	—	35
Balance, June 30, 2007	1,460,602	$15	$14,687	$3,999	$(294)	$18,407

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$658	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	86
Deferred income tax benefits	(68)	(48)
Provision for loan losses	191	120
Net premium amortization on investment securities	5	22
Increase in accrued interest and other assets	(308)	(33)
Increase (decrease) in accrued interest and other liabilities	2,008	(331)
Net cash provided by operating activities	2,628	808
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(2,124)	(1,475)
Purchases of investment securities held-to-maturity	—	(5,933)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	2,855	2,345
Purchases of restricted stock	(247)	(72)
Net increase in loans	(25,455)	(8,683)
Purchases of bank premises and equipment	(39)	(1,100)
Net cash used in investing activities	(25,010)	(14,918)
Cash flows from financing activities:
Net (decrease) increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	(1,029)	10,734
Net increase in time deposits	13,327	7,942
Net decrease in short-term borrowings	(450)	—
Proceeds from issuance of long-term borrowings	5,000	—
Proceeds from issuance of common stock	35	—
Net cash provided by financing activities	16,883	18,676
Net (decrease) increase in cash and cash equivalents	(5,499)	4,566
Cash and cash equivalents — beginning of period	26,483	28,510
Cash and cash equivalents — end of period	$20,984	$33,076
Supplemental cash flow disclosures:
Interest paid	$3,687	$2,569
Income taxes paid	$285	$778

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

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

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

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of June 30, 2007 and 2006, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$335	$513	$658	$992
Basic earnings per share	$0.23	$0.35	$0.45	$0.68
Diluted earnings per share	$0.22	$0.34	$0.43	$0.65
Basic weighted average number of shares outstanding	1,460,602	1,458,602	1,459,641	1,458,602
Effect of dilutive securities — stock options	60,774	68,894	62,986	69,021
Diluted weighted average number of shares outstanding	1,521,376	1,527,496	1,522,627	1,527,623

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company follows the guidance of the Statements of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation and No. 123(R) Share-Based Payment.   As of December 31, 2005, all outstanding stock options were fully vested.  No stock options were granted in 2006 or 2007 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards.   Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2007 and December 31, 2006:

Available-for-sale portfolio

	June 30, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due within one year	$987	$—	$1	$986	5.26%
Due after one year through five years	1,296	—	20	1,276	4.62%
Due after five years through ten years	2,673	—	57	2,616	4.95%
State and political subdivisions:
Due after five years through ten years	1,722	—	45	1,677	5.33%
Due after ten years	8,100	1	114	7,987	5.88%
Mortgage-backed debt securities	13,447	15	258	13,204	4.76%
Equity securities	400	—	—	400	—%
	$28,625	$16	$495	$28,146	5.07%

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government Agencies and corporations:
Due within one year	$1,000	$—	$8	$992	3.94%
Due after one year through five years	2,325	2	11	2,316	4.90%
Due after five years through ten years	2,861	—	31	2,830	4.95%
State and political subdivisions:
Due after five years through ten years	1,400	—	9	1,391	5.23%
Due after ten years	8,423	54	5	8,472	5.88%
Mortgage-backed debt securities	12,952	17	196	12,773	4.69%
Equity securities	400	—	—	400	—%
	$29,361	$73	$260	$29,174	5.01%

	June 30, 2007
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$986	$1	$3,893	$77	$4,879	$78
State and political subdivisions	2,747	9	8,295	249	11,042	258
Mortgage-backed debt securities	8,109	119	1,211	40	9,320	159
Total temporarily impaired securities	$11,842	$129	$13,399	$366	$25,241	$495

	December 31, 2006
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$827	$10	$4,332	$40	$5,159	$50
State and political subdivisions	3,046	6	559	8	3,605	14
Mortgage-backed debt securities	1,034	6	8,922	190	9,956	196
Total temporarily impaired securities	$4,907	$22	$13,813	$238	$18,720	$260

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company has not recognized any other-than-temporary impairment in connection with the unrealized losses reflected in the preceding tables.  All of these declines can be attributable to increases in interest rates and not a change in credit quality.  As Management has the ability and intent to hold debt securities until maturity, or until the unrealized loss is recouped, no declines are deemed to be other than temporary.

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(dollars in thousands)	2007	2006
Federal Home Loan Bank of Atlanta	$646	$459
Federal Reserve Bank	499	439
Atlantic Central Bankers Bank	40	40
	$1,185	$938

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2007	Loans	2006	Loans
Real estate loans:
Construction and land development	$45,931	23%	$30,183	17%
Mortgage loans:
Secured by 1 to 4 family residential properties	32,864	17%	34,194	20%
Secured by multi-family (5 or more) residential properties	8,252	4%	4,640	3%
Secured by commercial properties	78,260	39%	73,582	42%
Secured by farm land	7,476	4%	4,302	2%
Total mortgage loans	126,852	64%	116,718	67%
Loans to farmers	50	—%	—	—%
Commercial and industrial loans	24,072	12%	24,806	14%
Loans to individuals for household, family and other personal expenditures	2,498	1%	2,247	2%
	199,403	100%	173,954	100%
Less allowance for loan losses	(2,351)		(2,166)
Net loans	$197,052		$171,788

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$2,226	$2,013	$2,166	$1,953
Provision charged to operating expenses	125	60	191	120
Recoveries of loans previously charged-off	—	—	—	—
	2,351	2,073	2,357	2,073
Loans charged-off — consumer	—	—	(6)	—
Balance at end of period	$2,351	$2,073	$2,351	$2,073
Average total loans outstanding during period	$189,013	$161,916	$183,241	$159,544

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2007	2006
Noninterest-bearing demand deposits	$32,570	$32,796
Interest-bearing demand deposits:
NOW accounts	14,428	18,233
Money market accounts	34,690	32,023
Savings accounts	2,897	2,562
Certificates of deposit:
$100,000 or more	68,027	61,315
Less than $100,000	69,064	62,449
Total deposits	$221,676	$209,378

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6,000,000 of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186,000. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.  Deferral of such payments would result in significant restrictions on Bancorp’s ability to pay dividends or purchase shares of its common stock.  The proceeds from this issuance will be used to supplement the Company’s regulatory capital for continued growth and other general corporate purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At June 30, 2007, the Company had $5,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”), as compared to no outstanding balances at December 31, 2006.  This is a convertible advance at a rate of 4.56% with a maturity date of April 27, 2012, unless it is called on April 27, 2009 by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006

Salaries	$791	$663	$1,552	$1,229
Bonus	26	99	39	182
Deferred Personnel Costs	(41)	(45)	(78)	(91)
Payroll Taxes	60	47	138	110
Employee Insurance	46	28	93	62
Other Employee Benefits	45	29	88	61
Depreciation	68	45	142	86
Rent	66	64	116	128
Utilities	24	12	51	30
Repairs and Maintenance	42	26	97	49
ATM Expense	19	18	42	35
Other Occupancy and Equipment Expenses	28	25	59	46
Postage and Supplies	23	15	45	29
Data Processing	88	70	182	134
Advertising and Promotion	70	58	126	119
Legal	1	6	10	13
Insurance	12	9	23	17
Consulting	10	15	21	22
Courier	11	12	23	22
Audit Fees	58	37	117	75
Other	102	69	167	129
	$1,549	$1,302	$3,053	$2,487

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

The Company made contributions to the Plan in the amounts of $71,000 and $48,000 for the first six months of 2007 and 2006, respectively, and $36,000 and $24,000 for the three month periods ended June 30, 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2007.

As of June 30, 2007, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2007 and December 31, 2006 are presented in the following tables.

June 30, 2007	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$24,701	10.95%	$9,023	4.00%	N/A	N/A
Bank	$20,843	9.27%	$8,998	4.00%	$13,497	6.00%

Total Capital
To Risk-Weighted Assets
Company	$27,052	11.99%	$18,045	8.00%	N/A	N/A
Bank	$23,194	10.31%	$17,996	8.00%	$22,496	10.00%

Tier 1 Capital
To Average Assets
Company	$24,701	10.15%	$9,735	4.00%	N/A	N/A
Bank	$20,843	8.59%	$9,711	4.00%	$12,139	5.00%

December 31, 2006	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$24,008	12.10%	$7,937	4.00%	N/A	N/A
Bank	$18,119	9.15%	$7,920	4.00%	$11,880	6.00%

Total Capital
To Risk-Weighted Assets
Company	$26,174	13.19%	$15,873	8.00%	N/A	N/A
Bank	$20,285	10.24%	$15,840	8.00%	$19,800	10.00%

Tier 1 Capital
To Average Assets
Company	$24,008	10.96%	$8,762	4.00%	N/A	N/A
Bank	$18,119	8.29%	$8,746	4.00%	$10,932	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2007, there have been no shares repurchased by the Company.

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

 Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to their customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities in which the Bank invests.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  The Company also has a subsidiary called FCBI Statutory Trust I.  See Note 7 for additional disclosures.

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

Loans

Loans increased by $25.45 million, or 14.63%, from December 31, 2006 to a balance of $199.40 million as of June 30, 2007, and by $35.38 million, or 21.57% from June 30, 2006.

Deposits

Deposits grew by $12.30 million, or 5.87%, from December 31, 2006 to a balance of $221.68 million as of June 30, 2007, and by $12.95 million, or 6.20% from June 30, 2006.  The Company’s deposit growth has mainly been in certificates of deposit over the past year.

Three Months Ended June 30, 2007 and 2006

The net income was $335,000 for the quarter ended June 30, 2007 as compared to the $513,000 net income for the same period in 2006.  The decrease in earnings for this quarter in 2007 compared to the same quarter in 2006 is primarily related to the increase in personnel and occupancy expenses for the two new branches opened during the third quarter of 2006 and net interest margin compression.  The basic earnings per share for the three months ended June 30, 2007 and 2006 were $0.23 and $0.35, respectively, and were based on the weighted-average number of shares outstanding of 1,460,602 and 1,458,602, respectively.  The diluted earnings per share for the three months ended June 30, 2007 and 2006 were $0.22 and $0.34, respectively, and were based on the weighted-average number of shares outstanding of 1,521,376 and 1,527,496, respectively.   The Company recorded loan loss provisions of $125,000 and $60,000 for the three-month periods ended June 30, 2007 and 2006, respectively.

The Company experienced an annualized return on average assets of 0.55% and 0.95% for the three-month periods ended June 30, 2007 and 2006, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 7.21% and 12.32% for the three-month periods ended June 30, 2007 and 2006, respectively.

Six  Months Ended June 30, 2007 and 2006

The net income was $658,000 for the six months ended June 30, 2007 as compared to the $992,000 net income for the same period in 2006.  The decrease in earnings for this period in 2007 compared to the same quarter in 2006 is primarily related to the increase in personnel and occupancy expenses for the two new branches opened during the third quarter of 2006 and net interest margin compression.  The basic earnings per share for the six-month periods ended June 30, 2007 and 2006 were $0.45 and $0.68, respectively, and were based on the weighted-average number of shares outstanding of 1,459,641 and 1,458,602, respectively.  The diluted earnings per share for the six-month periods ended June 30, 2007 and 2006 were $0.43 and $0.65, respectively, and were based on the weighted-average number of shares outstanding of 1,522,627 and 1,527,623, respectively.   The Company recorded loan loss provisions of $191,000 and $120,000 for the six months ended June 30, 2007 and 2006, respectively.

The Company experienced an annualized return on average assets of 0.56% and 0.94% for the six-month periods ended June 30, 2007 and 2006, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 7.16% and 12.06% for the three-month periods ended June 30, 2007 and 2006, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended June 30,	2007			2006
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$9,097	$117	5.16%	$14,466	$177	4.91%
Interest bearing deposits in other banks	6,126	80	5.24	7,015	84	4.80
Investment securities (1):
Taxable	21,311	249	4.69	19,769	210	4.26
Tax-exempt (2)	9,822	150	6.13	6,987	105	6.03
Loans (3)	189,013	3,466	7.36	161,916	2,904	7.19
Total interest-earning assets	235,369	4,062	6.92	210,153	3,480	6.64
Noninterest-earning assets	8,044			5,917
Total assets	$243,413			$216,070

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,812	5	0.16%	$14,361	6	0.17%
Savings accounts	2,948	4	0.54	2,753	4	0.58
Money market accounts	32,255	221	2.75	31,302	214	2.74
Certificates of deposit
$100,000 or more	65,600	786	4.81	57,115	574	4.03
Certificates of deposit
less than $100,000	67,490	780	4.64	58,427	545	3.74
Short-term borrowings	—	—	—	450	7	6.24
Long-term borrowings	3,571	41	4.61	250	5	8.02
Junior subordinated debentures	6,186	101	6.55	—	—	—
Total interest-bearing liabilities	190,862	1,938	4.07	164,658	1,355	3.30
Noninterest-bearing deposits	33,365			34,166
Noninterest-bearing liabilities	598			584
Total liabilities	224,825			199,408
Total shareholders’ equity	18,588			16,662
Total liabilities and shareholders’ equity	$243,413			$216,070
Net interest income		$2,124			$2,125
Net interest spread			2.85%			3.34%
Net interest margin			3.62%			4.06%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)Presented                             on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $51,000 in 2007 and $36,000 in 2006 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $14,000 in 2007 and $4,000 in 2006 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $9,000 in 2007 and $3,000 in 2006.

Six Months Ended June 30,	2007			2006
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$8,552	$224	5.28%	$14,068	$330	4.73%
Interest bearing deposits in other banks	5,270	139	5.32	5,518	129	4.71
Investment securities (1):
Taxable	21,515	502	4.71	20,316	429	4.26
Tax-exempt (2)	9,822	300	6.16	5,259	156	5.98
Loans (3)	183,241	6,680	7.35	159,544	5,630	7.12
Total interest-earning assets	228,400	7,845	6.93	204,705	6,674	6.57
Noninterest-earning assets	8,220			6,104
Total assets	$236,620			$210,809

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,633	11	0.18%	$13,712	12	0.18%
Savings accounts	2,799	7	0.50	2,780	7	0.51
Money market accounts	31,719	432	2.75	31,269	404	2.61
Certificates of deposit$100,000 or more	64,137	1,512	4.75	54,661	1,074	3.96
Certificates of depositless than $100,000	65,925	1,508	4.61	58,070	1,048	3.64
Short-term borrowings	62	2	6.51	450	14	6.27
Long-term borrowings	1,796	41	4.60	250	10	8.07
Junior subordinated debentures	6,186	202	6.58	—	—	—
Total interest-bearing liabilities	185,257	3,715	4.04	161,192	2,569	3.21
Noninterest-bearing deposits	32,378			32,570
Noninterest-bearing liabilities	614			599
Total liabilities	218,249			194,361
Total shareholders’ equity	18,371			16,448
Total liabilities and shareholders’ equity	$236,620			$210,809
Net interest income		$4,130			$4,105
Net interest spread			2.89%			3.36%
Net interest margin			3.65%			4.04%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)Presented                             on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $102,000 in 2007 and $53,000 in 2006 are included in the calculation of the tax-exempt investment interest income.

(3)             Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $21,000 in 2007 and $7,000 in 2006 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $19,000 in 2007 and $10,000 in 2006.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended June 30, 2007 compared to 2006			Six Months Ended June 30, 2007 compared
(dollars in thousands)	Increase (decrease) due to		Net Increase	Increase (decrease) Due to		Net Increase
	Volume	Rate(1)	(decrease)	Volume	Rate(1)	(decrease)
Interest income
Interest-earning assets:
Federal funds sold	$(66)	$6	$(60)	$(130)	$24	$(106)
Interest-bearing deposits in other banks	(11)	7	(4)	(6)	16	10
Investment securities:
Taxable	16	23	39	26	47	73
Tax-exempt	43	2	45	136	8	144
Loans	487	75	562	843	207	1,050
Total interest income	469	113	582	869	302	1,171

Interest expense
Interest-bearing liabilities:
NOW accounts	—	(1)	(1)	—	(1)	(1)
Savings accounts	—	—	—	—	—	—
Money market accounts	7	—	7	6	22	28
Certificates of deposit $100,000 or more	86	126	212	188	250	438
Certificates of deposit less than $100,000	85	150	235	143	317	460
Short-term borrowings	(7)	—	(7)	(12)	—	(12)
Long-term borrowings	67	(31)	36	62	(31)	31
Junior subordinated debentures	101	—	101	202	—	202
Total interest expense	339	244	583	589	557	1,146
Net interest income	$130	$(131)	$(1)	$280	$(255)	$25

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

Three Months Ended June 30, 2007 and 2006

The net interest income (on a taxable-equivalent basis) was $2.12 million in 2007 and 2006.  The increase in interest income was offset entirely by the increase in interest expense.  Average earning assets increased by $25.22 million, or 12.00%, since June 30, 2006.  The yield on earning assets in 2007 increased to 6.92% from 6.64% in 2006.  This increase in yield is attributable to the higher ratio of average loans to average interest-earning assets in 2007 compared to 2006.  However, the increase by 77 basis points in the rate paid on interest-bearing liabilities, primarily a result of the issuance of junior subordinated debentures in December 2006, the repricing of maturing certificates of deposit with higher rates and stiff competition for deposits, offset the increase in yield on interest earning assets.  The Company’s net interest margin was 3.62% and 4.06%, and the net interest spread was 2.85% and 3.34%, for the three-month periods ended June 30, 2007 and 2006, respectively.  This decrease relates primarily to the increased costs of funds as a result of more funding of higher costs certificates of deposit and the reduced average balances of the low cost title company deposits.

The interest expense increased 43.03% from $1.36 million in 2006 to $1.94 million in 2007 due to the 15.91% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 4.07% in 2007 from 3.30% in 2006.

                Six Months Ended June 30, 2007 and 2006

The net interest income (on a taxable-equivalent basis) of $4.13 million in 2007 was $25,000, or 0.61% higher than the amount recognized in 2006.  This slight increase in net interest income is primarily due to the growth in average earning assets offset mostly by the increased volume of interest-bearing liabilities and an increase in the rates paid.  Average earning assets increased by $23.70 million, or 11.58%, since June 30, 2006.  The yield on earning assets in 2007 increased to 6.93% from 6.57% in 2006.  This increase in yield is attributable to the higher ratio of average loans to average interest-earning assets in 2007 compared to 2006.  However, the increase by 83 basis points in the rate paid on interest-bearing liabilities, primarily a result of the issuance of junior subordinated debentures in December 2006, the repricing of maturing certificates of deposit with higher rates and stiff competition for deposits, partially offset the increase in yield on interest earning assets.  The Company’s net interest margin was 3.65% and 4.04%, and the net interest spread was 2.89% and 3.36%, for the six-month periods ended June 30, 2007 and 2006, respectively.  This decrease relates primarily to the increased costs of funds as a result of more funding of higher costs certificates of deposit and the reduced average balances of the low cost title company deposits.

The interest expense increased 44.61% from $2.57 million in 2006 to $3.72 million in 2007 due to the 14.93% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 4.04% in 2007 from 3.21% in 2006.

The Company has seen the volume of certificates of deposit increase over the past year from an average of total deposits at June 30, 2006 of 55.02% to 61.84% at June 30, 2007.

Noninterest Income

Noninterest income was $97,000 and $74,000 for the three-month periods ended June 30, 2007 and 2006, respectively and $183,000 and $159,000 for the six-month periods June 30, 2007 and 2006, respectively.  The most significant increase relates to NSF fees which increased $8,000 for the three month period and $14,000 for the six month period.

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

Three Months Ended June 30, 2007 and 2006

Noninterest expense amounted to $1.55 million and $1.30 million for the three-month periods in 2007 and 2006, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs.  Salaries expense in 2007 was $791,000, up $128,000 from the salaries expense incurred in the same period in 2006.  This increase of 19.31% is for the additional costs of adding seventeen (17) new employees for the new branches and back office positions along with employee pay increases.  However, the personnel expenses have also been favorably impacted by the reduced bonus accrual in 2007 of $26,000 compared to $99,000 in 2006.

Six Months Ended June 30, 2007 and 2006

Noninterest expense amounted to $3.05 million and $2.49 million for the six-month periods in 2007 and 2006, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs.  Salaries expense in 2007 was $1.55 million, up $323,000 from the salaries expense incurred in the same period in 2006.  This increase of 26.28% is for the additional costs of adding seventeen (17) new employees for the new branches and back office positions along with employee pay increases.  However, the personnel expenses have also been favorably impacted by the reduced bonus accrual in 2007 of $39,000 compared to $182,000 in 2006.  The reduced bonus accrual is the result of lower earnings in 2007 compared to 2006.

Income Taxes

Three Months Ended June 30, 2007 and 2006

During the three months ended June 30, 2007, the Company incurred $147,000 of income tax expense compared to $284,000 during the same period in 2006.  The effective tax rates for these three-month periods in 2007 and 2006 were 30.50% and 35.63%.  The effective tax rate for 2007 has been positively impacted by the addition of tax-free municipal securities to the Company’s investment portfolio during 2006.

Six Months Ended June 30, 2007 and 2006

During the six months ended June 30, 2007, the Company incurred $288,000 of income tax expense compared to $605,000 during the same period in 2006.  The effective tax rates for these six-month periods in 2007 and 2006 were 30.44% and 37.88%.  The effective tax rate for 2007 has been positively impacted by the addition of tax-free municipal securities to the Company’s investment portfolio during 2006.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(89.02) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2007, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2007.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis

June 30, 2007

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$15,840	$—	$—	$—	$15,840
Interest-bearing deposits in other banks	371	—	—	—	371
Investment securities (1)	2,279	5,888	1,794	17,785	27,746
Loans	65,844	54,543	55,280	23,736	199,403
Total interest-earning assets	84,334	60,431	57,074	41,521	243,360

Liabilities
Savings and NOW accounts	866	1,733	1,733	12,993	17,325
Money Market accounts	1,735	3,469	3,469	26,017	34,690
Certificates of deposit	121,342	15,367	382	—	137,091
Long-term borrowings	—	5,000	—	—	5,000
Junior subordinated debentures	—	—	6,186	—	6,186
Total interest-bearing liabilities	123,943	25,569	11,770	39,010	200,292
Interest rate sensitivity gap	$(39,609)	$34,862	$45,304	$2,511	$43,068
Cumulative interest rate sensitivity gap	$(39,609)	$(4,747)	$40,557	$43,068
Cumulative gap ratio as a percentage of total assets	(15.57)%	(1.87)%	15.95%	16.93%

(1)             Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 22.44%.  With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 19.42%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended June 30, 2007 and 2006 was $125,000 and $60,000, respectively and for the six months ended June 30, 2007 and 2006 was $191,000 and $120,000, respectively.  The loan growth was $25.45 million since December 31, 2006 and $15.67 million since March 31, 2007 compared to $8.68 million for the first six months of 2006.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  For the three months ended June 30, 2007, the Company determined that it needed to increase the provision from the prior quarter due to the additional loan volume and increased risk from of a slowing real estate market.   At June 30, 2007 and December 31, 2006, the allowance for loan losses was $2.35 million and $2.17 million, respectively.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The provision for loan losses included in the statements of operations serves to maintain the allowance at a level Management considers adequate.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.   At June 30, 2007 there were no loans deemed to be impaired.

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

As of June 30, 2007, the real estate loan portfolio constituted 87% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.   The Company has interest only home equity lines of credit with outstanding balances of $5.46 million of at June 30, 2007.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$2,226	$2,013	$2,166	$1,953
Provision charged to operating expenses	125	60	191	120
Recoveries of loans previously charged-off	—	—	—	—
Loans charged-off - consumer	—	—	(6)	—
Balance at end of period	$2,351	$2,073	$2,351	$2,073
Average total loans outstanding during period	$189,013	$161,916	$183,241	$159,544

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses	June 30,		December 31,
	2007	% of Loans	2006	% of Loans
Real estate-construction	$276	23%	$218	17%
Real estate-mortgage	1,543	64%	1,529	67%
Commercial and industrial loans	478	12%	400	14%
Loans to individuals for household, family and other personal expenditures	54	1%	39	2%
	$2,351	100%	$2,166	100%

	June 30,	December 31,
	2007	2006
Nonaccrual loans	$165	$60
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	165	60
Other real estate owned	—	—
Total nonperforming assets	$165	$60
Nonperforming assets to total assets	0.06%	0.03%

There were no other interest-bearing assets at June 30, 2007 or December 31, 2006 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of June 30, 2007 were as follows:

June 30,
2007
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk: Commitments to extend credit	$41,888
Standby letters of credit	3,286
Total	$45,174

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  At December 31, 2006, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00%, which matured and was repaid on January 27, 2007.  In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with no outstanding balance as of June 30, 2007.  This facility matures on May 1, 2008, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of June 30, 2007 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2007, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2007, there have been no shares repurchased by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 20.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  None

Item 1A.  Risk Factors   There have been no material changes to the risk factors as of June 30, 2007 from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2006	0	N/A	0	0
May 1-31, 2007	0	N/A	0	0
June 1-30, 2007	0	N/A	0	146,000	(2)

(1)             On June 26, 2007, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to 146,000 shares of the Company’s outstanding common stock, subject to a maximum expenditure of $4.5 million.  Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until June 30, 2012, or earlier termination of the program by the Board.

(2)             Subject to a maximum expenditure of $4.5 million.  Number of shares indicated is the remaining number of shares authorized for repurchase as of the end of the indicated period.

Item 3.           Defaults upon Senior Securities.  None

Item 4.    Submission of Matters to a Vote of Security Holders

On April 10, 2007, the annual meeting of shareholders of the Company was held for the purpose of electing eleven (11) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below:

DIRECTOR	FOR	WITHHOLD	BROKER NON-VOTES
Emil D. Bennett	1,035,263	2,500	None
John N. Burdette	1,035,263	2,500	None
John Denham Crum	1,035,263	2,500	None
George E. Dredden, Jr.	1,035,263	2,500	None
William S. Fout	1,035,263	2,500	None
Helen G. Hahn	1,035,263	2,500	None
William J. Kissner	1,035,263	2,500	None
Martin S. Lapera	1,035,263	2,500	None
Kenneth G. McCombs	1,034,513	3,250	None
Farhad Memarsadeghi	1,031,613	6,150	None
Raymond Raedy	1,035,263	2,500	None

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10(d)	Consulting Agreement between the Bank and Raymond Raedy (7)
10(e)	2002 Executive and Director Deferred Compensation Plan (8)
10(f)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan (8)
10(g)	Loan Agreement with Atlantic Central Bankers Bank(9)
10(h)	Promissory Note with Atlantic Central Bankers Bank (9)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

FREDERICK COUNTY BANCORP, INC.

Date: July 23, 2007	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: July 23, 2007	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer