Form 10-Q
period 2007-09-30
FREDERICK COUNTY BANCORP INC
filed 2007-11-07
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)
☒	(QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	(TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-50407

FREDERICK COUNTY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 North Market Street

Frederick, Maryland 21701

(Address of registrant’s principal executive offices)

301.620.1400

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒  No

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,460,602 shares of Common Stock outstanding as of October 26, 2007.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(dollars in thousands)	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$4,550	$3,695
Federal funds sold	10,734	15,035
Interest-bearing deposits in other banks	4,017	7,753
Cash and cash equivalents	19,301	26,483
Investment securities available-for-sale at fair value	28,383	29,174
Restricted stock	1,440	938
Loans	210,365	173,954
Less: Allowance for loan losses	(2,401)	(2,166)
Net loans	207,964	171,788
Bank premises and equipment	5,496	4,362
Other assets	2,695	2,206
Total assets	$265,279	$234,951

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$34,038	$32,796
Interest-bearing deposits	194,999	176,582
Total deposits	229,037	209,378
Short-term borrowings	—	450
Long-term borrowings	10,000	—
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,037	1,044
Total liabilities	246,260	217,058

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,602 and 1,458,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,687	14,652
Retained earnings	4,407	3,341
Accumulated other comprehensive loss	(90)	(115)
Total shareholders’ equity	19,019	17,893
Total liabilities and shareholders’ equity	$265,279	$234,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$3,758	$3,006	$10,417	$8,629
Interest and dividends on investment securities:
Interest — taxable	233	215	700	621
Interest — tax exempt	100	93	298	196
Dividends	20	14	55	37
Interest on federal funds sold	109	143	333	473
Other interest income	45	63	184	192
Total interest income	4,265	3,534	11,987	10,148
Interest expense:
Interest on deposits	1,938	1,472	5,408	4,017
Interest on other short-term borrowings	—	12	2	26
Interest on long-term borrowings	76	—	117	10
Interest on junior subordinated debentures	101	—	303	—
Total interest expense	2,115	1,484	5,830	4,053
Net interest income	2,150	2,050	6,157	6,095
Provision for loan losses	50	60	241	180
Net interest income after provision for loan losses	2,100	1,990	5,916	5,915
Noninterest income:
Service fees	60	44	149	120
Other operating income	40	36	134	119
Total noninterest income	100	80	283	239
Noninterest expense:
Salaries and employee benefits	912	849	2,744	2,402
Occupancy and equipment expenses	264	216	771	590
Other operating expenses	422	307	1,136	867
Total noninterest expense	1,598	1,372	4,651	3,859
Income before provision for income taxes	602	698	1,548	2,295
Provision for income taxes	194	230	482	835
Net income	$408	$468	$1,066	$1,460
Basic earnings per share	$0.28	$0.32	$0.73	$1.00
Diluted earnings per share	$0.27	$0.31	$0.70	$0.96
Basic weighted average number of shares outstanding	1,460,602	1,458,602	1,459,965	1,458,602
Diluted weighted average number of shares outstanding	1,515,716	1,526,297	1,520,638	1,527,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended September 30,
(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balance, June 30, 2006	1,458,602	$15	$14,652	$2,413	$(348)	$16,732
Comprehensive income:
Net income	—	—	—	468	—	468
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $182	—	—	—	—	289	289
Net unrealized losses on transfer of held-to-maturity securities to available for sale, net of income tax benefits of $51	—	—	—	—	(81)	(81)
Comprehensive income						676
Balance, September 30, 2006	1,458,602	$15	$14,652	$2,881	$(140)	$17,408
Balance, June 30, 2007	1,460,602	$15	$14,687	$3,999	$(294)	$18,407
Comprehensive income:
Net income	—	—	—	408	—	408
Changes in net unrealized gains on securities available for sale, net of income taxes of $128	—	—	—	—	204	204
Comprehensive income						612
Balance, September 30, 2007	1,460,602	$15	$14,687	$4,407	$(90)	$19,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balance, January 1, 2006	1,458,602	$15	$14,652	$1,421	$(200)	$15,888
Comprehensive income:
Net income	—	—	—	1,460	—	1,460
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $89	—	—	—	—	141	141
Net unrealized losses on transfer of held-to-maturity securities to available for sale, net of income tax benefits of $51	—	—	—	—	(81)	(81)
Comprehensive income						1,520
Balance, September 30, 2006	1,458,602	$15	$14,652	$2,881	$(140)	$17,408
Balance, January 1, 2007	1,458,602	$15	$14,652	$3,341	$(115)	$17,893
Comprehensive income:
Net income	—	—	—	1,066	—	1,066
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $16	—	—	—	—	25	25
Comprehensive income						1,091
Shares issued under stock option transactions	2,000	—	35	—	—	35
Balance, September 30, 2007	1,460,602	$15	$14,687	$4,407	$(90)	$19,019

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$1,066	$1,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	146
Deferred income taxes (benefits)	(83)	(37)
Provision for loan losses	241	180
Net (discount accretion) premium amortization on investment securities	(5)	30
Increase in accrued interest and other assets	(312)	(226)
Decrease in accrued interest and other liabilities	(7)	(102)
Net cash provided by operating activities	1,113	1,451
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(3,116)	(6,439)
Purchases of investment securities held-to-maturity	—	(5,933)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	3,953	3,336
Purchases of restricted stock	(502)	(72)
Net increase in loans	(36,417)	(11,196)
Purchases of bank premises and equipment	(1,457)	(2,427)
Net cash used in investing activities	(37,539)	(22,731)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	6,184	5,935
Net increase in time deposits	13,475	7,707
Net decrease in short-term borrowings	(450)	—
Proceeds from long-term borrowings	10,000	—
Proceeds from issuance of common stock	35	—
Net cash provided by financing activities	29,244	13,642
Net decrease in cash and cash equivalents	(7,182)	(7,638)
Cash and cash equivalents — beginning of period	26,483	28,510
Cash and cash equivalents — end of period	$19,301	$20,872
Non-cash activities:
Amortized cost of held-to-maturity securities transferred to available-for-sale	$—	$8,179
Reclassification of long-term borrowings to short-term borrowings	$—	$250
Supplemental cash flow disclosures:
Interest paid	$5,757	$4,013
Income taxes paid	$491	$1,050

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  On January 1, 2007, the Company adopted SFAS 155 and determined that it did not have any impact on its financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, the Company adopted FIN 48 and determined that it did not have any impact on its financial condition or results of operations.  It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of income.

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

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of September 30, 2007 and 2006, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$408	$468	$1,066	$1,460
Basic earnings per share	$0.28	$0.32	$0.73	$1.00
Diluted earnings per share	$0.27	$0.31	$0.70	$0.96
Basic weighted average number of shares outstanding	1,460,602	1,458,602	1,459,965	1,458,602
Effect of dilutive securities — stock options	55,114	67,695	60,673	68,591
Diluted weighted average number of shares outstanding	1,515,716	1,526,297	1,520,638	1,527,193

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company follows the guidance of the Statements of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation and No. 123(R) Share-Based Payment.   As of December 31, 2005, all outstanding stock options were fully vested.  No stock options were granted in 2006 or 2007 and, accordingly, net income and earnings per share have not been affected by stock-based compensation.   Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2007 and December 31, 2006:

Available-for-sale portfolio

	September 30, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$992	$—	$—	$992	5.26%
Due after one year through five years	3,016	3	34	2,985	4.91%
Due after five years through ten years	1,827	—	34	1,793	5.00%
State and political subdivisions:
Due after one year through five years	101	—	2	99	4.51%
Due after five years through ten years	1,621	4	8	1,617	5.41%
Due after ten years	8,099	51	5	8,145	5.88%
Mortgage-backed debt securities	12,474	25	147	12,352	5.08%
Equity securities	400	—	—	400	—%
	$28,530	$83	$230	$28,383	5.23%

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,000	$—	$8	$992	3.94%
Due after one year through five years	2,325	2	11	2,316	4.90%
Due after five years through ten years	2,861	—	31	2,830	4.95%
State and political subdivisions:
Due after five years through ten years	1,400	—	9	1,391	5.23%
Due after ten years	8,423	54	5	8,472	5.88%
Mortgage-backed debt securities	12,952	17	196	12,773	4.69%
Equity securities	400	—	—	400	—%
	$29,361	$73	$260	$29,174	5.01%

	September 30, 2007
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$3,783	$68	$3,783	$68
State and political subdivisions	1,805	6	7,544	141	9,349	147
Mortgage-backed debt securities	1,710	5	1,240	10	2,950	15
Total temporarily impaired securities	$3,515	$11	$12,567	$219	$16,082	$230

	December 31, 2006
	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$827	$10	$4,332	$40	$5,159	$50
State and political subdivisions	3,046	6	559	8	3,605	14
Mortgage-backed debt securities	1,034	6	8,922	190	9,956	196
Total temporarily impaired securities	$4,907	$22	$13,813	$238	$18,720	$260

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

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2007 and December 31, 2006:

(dollars in thousands)	September 30, 2007	December 31, 2006
Federal Home Loan Bank of Atlanta	$871	$459
Federal Reserve Bank	529	439
Atlantic Central Bankers Bank	40	40
	$1,440	$938

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

(dollars in thousands)	September 30, 2007	% of Loans	December 31, 2006	% of Loans
Real estate loans:
Construction and land development	$34,487	16%	$30,183	17%
Mortgage loans:
Secured by 1 to 4 family residential properties	36,315	17%	34,194	20%
Secured by multi-family (5 or more) residential properties	10,548	5%	4,640	3%
Secured by commercial properties	96,753	46%	73,582	42%
Secured by farm land	7,517	4%	4,302	2%
Total mortgage loans	151,133	72%	116,718	67%
Loans to farmers	50	—%	—	—%
Commercial and industrial loans	22,271	11%	24,806	14%
Loans to individuals for household, family and other personal expenditures	2,424	1%	2,247	2%
	210,365	100%	173,954	100%
Less allowance for loan losses	(2,401)		(2,166)
Net loans	$207,964		$171,788

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$2,351	$2,073	$2,166	$1,953
Provision charged to operating expenses	50	60	241	180
Recoveries of loans previously charged-off	—	—	—	—
	2,401	2,133	2,407	2,133
Loans charged-off — consumer	—	—	(6)	—
Balance at end of period	$2,401	$2,133	$2,401	$2,133
Average total loans outstanding during period	$203,863	$163,989	$190,190	$161,042

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

(dollars in thousands)	September 30, 2007	December 31, 2006
Noninterest-bearing demand deposits	$34,038	$32,796
Interest-bearing demand deposits
NOW accounts	15,752	18,233
Money market accounts	38,703	32,023
Savings accounts	3,305	2,562
Certificates of deposit:
$100,000 or more	66,911	61,315
Less than $100,000	70,328	62,449
Total deposits	$229,037	$209,378

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

At September 30, 2007, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”), as compared to no outstanding balances at December 31, 2006.  There are two convertible advances in the amounts of $5,000,000 each, which are both at a rate of 4.56%, with a maturity dates of April 27, 2012 and September 4, 2012, unless called on April 27, 2009 or September 4, 2010, respectively, by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006

Salaries	$799	$719	$2,351	$1,948
Bonus	20	51	59	233
Deferred Personnel Costs	(49)	(41)	(127)	(132)
Payroll Taxes	51	46	189	156
Employee Insurance	56	46	149	108
Other Employee Benefits	35	28	123	89
Depreciation	71	59	213	145
Rent	74	61	190	189
Utilities	25	24	76	54
Repairs and Maintenance	48	29	145	78
ATM Expense	21	22	63	57
Other Occupancy and Equipment Expenses	25	21	84	67
Postage and Supplies	34	29	79	58
Data Processing	89	82	271	216
Advertising and Promotion	89	61	215	180
Legal	8	2	18	15
Insurance	14	12	37	29
Consulting	21	17	42	39
Courier	11	11	34	33
Audit Fees	59	37	176	112
Other	97	56	264	185
	$1,598	1,372	$4,651	$3,859

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

The Company made contributions to the Plan in the amounts of $100,000 and $72,000 for the first nine months of 2007 and 2006, respectively, and $29,000 and $24,000 for the three month periods ended September 30, 2007 and 2006, respectively.

Note 10.  Shareholders’ Equity:

Capital:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, once it exceeds $500 million in assets, and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2007.

As of September 30, 2007, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2007 and December 31, 2006 are presented in the following tables.

September 30, 2007	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$25,109	10.70%	$9,387	4.00%	N/A	N/A
Bank	$22,303	9.53%	$9,364	4.00%	$14,046	6.00%
Total Capital
To Risk-Weighted Assets
Company	$27,510	11.72%	$18,775	8.00%	N/A	N/A
Bank	$24,704	10.55%	$18,728	8.00%	$23,410	10.00%
Tier 1 Capital
To Average Assets
Company	$25,109	9.87%	$10,171	4.00%	N/A	N/A
Bank	$22,303	8.79%	$10,148	4.00%	$12,685	5.00%

December 31, 2006	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$24,008	12.10%	$7,937	4.00%	N/A	N/A
Bank	$18,119	9.15%	$7,920	4.00%	$11,880	6.00%
Total Capital
To Risk-Weighted Assets
Company	$26,174	13.19%	$15,873	8.00%	N/A	N/A
Bank	$20,285	10.24%	$15,840	8.00%	$19,800	10.00%
Tier 1 Capital
To Average Assets
Company	$24,008	10.96%	$8,762	4.00%	N/A	N/A
Bank	$18,119	8.29%	$8,746	4.00%	$10,932	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2007, there have been no shares repurchased by the Company.

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

Loans

Loans increased by $36.4 million, or 20.93%, from December 31, 2006, to a balance of $210.37 million as of September 30, 2007, and by $43.83 million, or 26.32% from September 30, 2006.

Deposits

Deposits grew by $19.66 million, or 9.39%, from December 31, 2006 to a balance of $229.04 million as of September 30, 2007, and by $25.34 million, or 12.44% from September 30, 2006.  The Company’s deposit growth has mainly been in certificates of deposit over the past year.

                Three Months Ended September 30, 2007 and 2006

Net income was $408,000 for the quarter ended September 30, 2007, as compared to $468,000 of net income for the same period in 2006.  The decrease in earnings for this quarter in 2007 compared to the same quarter in 2006 is primarily related to the increase in personnel and occupancy expenses for the two new branches opened late in the third quarter of 2006 and net interest margin compression.  Basic earnings per share for the three months ended September 30, 2007 and 2006 were $0.28 and $0.32, respectively, and were based on weighted-average number of shares outstanding of 1,460,602 and 1,458,602, respectively.  Diluted earnings per share for the three months ended September 30, 2007 and 2006 were $0.27 and $0.31, respectively, and were based on weighted-average number of shares outstanding of 1,515,716 and 1,526,297, respectively.   The Company recorded loan loss provisions of $50,000 and $60,000 for the three-month periods ended September 30, 2007 and 2006, respectively.

The Company experienced an annualized return on average assets of 0.64% and 0.86% for the three-month periods ended September 30, 2007 and 2006, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 8.68% and 10.92% for the three-month periods ended September 30, 2007 and 2006, respectively.

                Nine Months Ended September 30, 2007 and 2006

Net income was $1.07 million for the nine months ended September 30, 2007, as compared to $1.46 million of net income for the same period in 2006.  The decrease in earnings for this period in 2007 compared to the same quarter in 2006 is primarily related to the increase in personnel and occupancy expenses for the two new branches opened late in the third quarter of 2006, higher loan loss provisions and net interest margin compression.  Basic earnings per share for the nine-month periods ended September 30, 2007 and 2006 were $0.73 and $1.00, respectively, and were based on weighted-average number of shares outstanding of 1,459,965 and 1,458,602, respectively.  Diluted earnings per share for the nine-month periods ended September 30, 2007 and 2006 were $0.70 and $0.96, respectively, and were based on weighted-average number of shares outstanding of 1,520,638 and 1,527,193, respectively.   The Company recorded loan loss provisions of $241,000 and $180,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Company experienced an annualized return on average assets of 0.59% and 0.91% for the nine-month periods ended September 30, 2007 and 2006, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 7.68% and 11.68% for the nine-month periods ended September 30, 2007 and 2006, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	Three Months Ended September 30,
	2007			2006
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$8,094	$109	5.34%	$10,915	$143	5.20%
Interest bearing deposits in other banks	3,541	45	5.04	4,779	63	5.23
Investment securities (1):
Taxable	20,341	253	4.93	20,871	229	4.35
Tax-exempt (2)	9,822	152	6.14	9,297	141	6.02
Loans (3)	203,863	3,773	7.34	163,989	3,010	7.28
Total interest-earning assets	245,661	4,332	7.00	209,851	3,586	6.78
Noninterest-earning assets	8,609			7,367
Total assets	$254,270			$217,218

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,017	6	0.20%	$15,866	7	0.18%
Savings accounts	3,088	4	0.51	2,474	3	0.48
Money market accounts	37,121	265	2.83	33,196	237	2.83
Certificates of deposit $100,000 or more	67,159	822	4.86	57,521	636	4.39
Certificates of deposit less than $100,000	69,680	841	4.79	57,134	589	4.09
Short-term borrowings	—	—	—	700	12	6.80
Long-term borrowings	6,467	76	4.66	—	—	—
Junior subordinated debentures	6,186	101	6.54	—	—	—
Total interest-bearing liabilities	201,718	2,115	4.16	166,891	1,484	3.53
Noninterest-bearing deposits	32,760			32,507
Noninterest-bearing liabilities	996			680
Total liabilities	235,474			200,078
Total shareholders’ equity	18,796			17,140
Total liabilities and shareholders’ equity	$254,270			$217,218
Net interest income		$2,217			$2,102
Net interest spread			2.84%			3.25%
Net interest margin			3.58%			3.97%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $52,000 in 2007 and $48,000 in 2006 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $15,000 in 2007 and $4,000 in 2006 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $3,000 in 2006, but was an expense of $2,000 in 2007.

	Nine Months Ended September 30,
	2007			2006
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$8,397	$333	5.30%	$13,031	$473	4.85%
Interest bearing deposits in other banks	4,687	184	5.25	5,269	192	4.87
Investment securities (1):
Taxable	21,120	755	4.78	20,503	658	4.29
Tax-exempt (2)	9,822	452	6.15	6,620	297	6.00
Loans (3)	190,190	10,456	7.35	161,042	8,640	7.17
Total interest-earning assets	234,216	12,180	6.95	206,465	10,260	6.64
Noninterest-earning assets	8,353			6,500
Total assets	$242,569			$212,965

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,425	17	0.18%	$14,438	19	0.18%
Savings accounts	2,897	11	0.51	2,676	10	0.50
Money market accounts	33,540	697	2.78	31,919	641	2.68
Certificates of deposit $100,000 or more	65,154	2,333	4.79	55,625	1,709	4.11
Certificates of deposit less than $100,000	67,192	2,350	4.68	57,756	1,638	3.79
Short-term borrowings	41	2	6.52	534	26	6.51
Long-term borrowings	3,370	117	4.64	166	10	8.05
Junior subordinated debentures	6,186	303	6.55	—	—	—
Total interest-bearing liabilities	190,805	5,830	4.09	163,114	4,053	3.32
Noninterest-bearing deposits	32,504			32,549
Noninterest-bearing liabilities	747			629
Total liabilities	224,056			196,292
Total shareholders’ equity	18,513			16,673
Total liabilities and shareholders’ Equity	$242,569			$212,965
Net interest income		$6,350			$6,207
Net interest spread			2.87%			3.32%
Net interest margin			3.62%			4.02%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $154,000 in 2007 and $101,000 in 2006 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $39,000 in 2007 and $11,000 in 2006 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $17,000 in 2007 and $13,000 in 2006.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended September 30, 2007 compared to 2006			Nine Months Ended September 30, 2007 compared to 2006
	Increase (decrease) Due to			Increase (decrease) Due to
(dollars in thousands)	Volume	Rate(1)	Net Increase (Decrease)	Volume	Rate(1)	Net Increase (Decrease)
Interest income
Interest-earning assets:
Federal funds sold	$(37)	$3	$(34)	$(300)	$160	$(140)
Interest-bearing deposits in other banks	(16)	(2)	(18)	(38)	30	(8)
Investment securities:
Taxable	(6)	30	24	35	62	97
Tax-exempt	8	3	11	256	(101)	155
Loans	726	37	763	2,788	(972)	1,816
Total interest income	675	71	746	2,741	(821)	1,920

Interest expense
Interest-bearing liabilities:
NOW accounts	—	(1)	(1)	—	(2)	(2)
Savings accounts	1	—	1	1	—	1
Money market accounts	28	—	28	58	(2)	56
Certificates of deposit $100,000 or more	106	80	186	522	102	624
Certificates of deposit less than $100,000	128	124	252	477	235	712
Short-term borrowings	(12)	—	(12)	(43)	19	(24)
Long-term borrowings	76	—	76	344	(237)	107
Junior subordinated debentures	101	—	101	303	—	303
Total interest expense	428	203	631	1,662	115	1,777
Net interest income	$247	$(132)	$115	$1,079	$(936)	$143

(1)    The volume/rate variance is allocated entirely to change in rates.

Net Interest Income

Net interest income is generated from the Company’s lending and investment activities, and is the most significant component of the Company’s earnings.  Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them.  The Company primarily utilizes deposits to fund loans and investments, with a small amount of additional funding from junior subordinated debentures and minimal short-term and long-term borrowings, in future periods it may utilize a higher level of short-term and long-term borrowings, including borrowings from the Federal Home Loan Bank, federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

                Three Months Ended September 30, 2007 and 2006

Net interest income (on a taxable-equivalent basis) was $2.22 million in 2007 and $2.10 million in 2006.  The increase in interest income was primarily driven by the volume of loans in the loan portfolio.  Average earning assets increased by $35.81 million, or 17.06%, since September 30, 2006.  The yield on earning assets in 2007 increased to 7.00% from 6.78% in 2006.  The increase of 63 basis points in the rate paid on interest-bearing liabilities primarily is a result of the issuance of junior subordinated debentures in December 2006, the repricing of maturing certificates of deposit with higher rates and stiff competition for deposits.  The Company’s net interest margin was 3.58% and 3.97%, and the net interest spread was 2.84% and 3.25%, for the three-month periods ended September 30, 2007 and 2006, respectively.  This decrease relates primarily to the increased costs of funds as a result of more funding of higher costs certificates of deposit and the reduced average balances of the low cost title company deposits.

Interest expense increased 42.59% from $1.48 million in 2006 to $2.12 million in 2007 due to the 20.87% increase in volume of average interest-bearing liabilities, along with the increase in the related rates paid on such interest-bearing liabilities, which increased to 4.16% in 2007 from 3.53% in 2006.

                Nine Months Ended September 30, 2007 and 2006

Net interest income (on a taxable-equivalent basis) of $6.35 million in 2007 was $143,000, or 2.30% higher than the amount recognized in 2006.  This increase in net interest income is due to the growth in average earning assets, primarily the volume of loan in the loan portfolio, which was partially offset by the increased volume of interest-bearing liabilities and an increase in the rates paid.  Average earning assets increased by $27.75 million, or 13.44%, since September 30, 2006.  The yield on earning assets in 2007 increased to 6.95% from 6.64% in 2006.  This increase in yield is attributable to the higher ratio of average loans to average interest-earning assets in 2007 compared to 2006.  However, the increase by 77 basis points in the rate paid on interest-bearing liabilities, primarily is a result of the issuance of junior subordinated debentures in December 2006, the borrowings from the FHLB, the repricing of maturing certificates of deposit with higher rates and stiff competition for deposits, partially offset the increase in yield on interest earning assets.  The Company’s net interest margin was 3.62% and 4.02%, and the net interest spread was 2.87% and 3.32%, for the nine-month periods ended September 30, 2007 and 2006, respectively.  This decrease relates primarily to the increased costs of funds as a result of more funding of higher costs certificates of deposit and the reduced average balances of the low cost title company deposits.

The interest expense increased 43.84% from $4.05 million in 2006 to $5.83 million in 2007 due to the 16.98% increase in volume of average interest-bearing liabilities, along with the increase in the rates paid on such interest-bearing liabilities, which increased to 4.09% in 2007 from 3.32% in 2006.

The Company has seen the volume of certificates of deposit increase over the past year from an average of total deposits at September 30, 2006 of 58.16% to 61.93% at September 30, 2007.

Noninterest Income

Noninterest income was $100,000 and $80,000 for the three-month periods ended September 30, 2007 and 2006, respectively and $283,000 and $239,000 for the nine-month periods September 30, 2007 and 2006, respectively.  The most significant increase relates to NSF fees which increased $15,000 for the three month period and $27,000 for the nine month period.

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

Three Months Ended September 30, 2007 and 2006

Noninterest expense amounted to $1.60 million and $1.37 million for the three-month periods in 2007 and 2006, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs and branch operating expenses for the two new branches opened late in the third quarter of 2006, and increased advertising costs.  Salaries expense in 2007 was $799,000, up $80,000 from the salaries expense incurred in the same period in 2006.  This increase of 11.13% is for the additional costs of adding seventeen (17) new employees for the new branches and back office positions along with employee pay increases.  However, the personnel expenses have also been favorably impacted by the reduced bonus accrual in 2007 of $20,000 compared to $51,000 in 2006.  The reduced bonus accrual is the result of lower earnings in 2007 compared to 2006.

Nine Months Ended September 30, 2007 and 2006

Noninterest expense amounted to $4.65 million and $3.86 million for the nine-month periods in 2007 and 2006, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs and branch operating expenses for the two new branches opened late in the third quarter of 2006, additional data processing fees, increased advertising costs and increased audit fees related to the compliance with the Sarbanes-Oxley requirements.  Salaries expense in 2007 was $2.35 million, up $403,000 from the salaries expense incurred in the same period in 2006.  This increase of 20.69% is for the additional costs of adding seventeen (17) new employees for the new branches and back office positions along with employee pay increases.  However, the personnel expenses have also been favorably impacted by the reduced bonus accrual in 2007 of $59,000 compared to $233,000 in 2006.  The reduced bonus accrual is the result of lower earnings in 2007 compared to 2006.

Income Taxes

                  Three Months Ended September 30, 2007 and 2006

During the three months ended September 30, 2007, the Company incurred $194,000 of income tax expense compared to $230,000 during the same period in 2006.  The effective tax rates for these three-month periods in 2007 and 2006 were 32.23% and 32.95%.

                  Nine Months Ended September 30, 2007 and 2006

During the nine months ended September 30, 2007, the Company incurred $482,000 of income tax expense compared to $835,000 during the same period in 2006.  The effective tax rates for these nine-month periods in 2007 and 2006 were 31.14% and 36.38%.  The effective tax rate for 2007 has been positively impacted by the addition of tax-free municipal securities to the Company’s investment portfolio during 2006.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(84.99) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2007, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2007.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment.

Interest Rate Sensitivity Gap Analysis

September 30, 2007

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$10,734	$—	$—	$—	$10,734
Interest-bearing deposits in other banks	4,017	—	—	—	4,017
Investment securities(1)	2,957	5,839	2,353	16,834	27,983
Loans	67,540	53,468	62,526	26,831	210,365
Total interest-earning assets	85,248	59,307	64,879	43,665	253,099

Liabilities
Savings and NOW accounts	953	1,906	1,906	14,292	19,057
Money Market accounts	1,935	3,870	3,870	29,028	38,703
Certificates of deposit	112,478	24,310	451	—	137,239
Long-term borrowings	—	10,000	—	—	10,000
Junior subordinated debentures	—	—	6,186	—	6,186
Total interest-bearing liabilities	115,366	40,086	12,413	43,320	211,185
Interest rate sensitivity gap	$(30,118)	$19,221	$52,466	$345	$41,914
Cumulative interest rate sensitivity gap	$(30,118)	$(10,897)	$41,569	$41,914
Cumulative gap ratio as a percentage of total assets	(11.35)%	(4.11)%	15.67%	15.80%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 7.51%.  With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 3.91%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended September 30, 2007 and 2006 was $50,000 and $60,000, respectively and for the nine months ended September 30, 2007 and 2006 was $241,000 and $180,000, respectively.  The loan growth was $36.41 million since December 31, 2006 and $10.96 million since June 30, 2007 compared to $11.20 million for the first nine months of 2006 and $2.51 million for the third quarter of 2006.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At September 30, 2007 and December 31, 2006, the allowance for loan losses was $2.40 million and $2.17 million, respectively.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.   At September 30, 2007 there were no loans deemed to be impaired.

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

As of September 30, 2007, the real estate loan portfolio constituted 88% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  The Company has interest only home equity lines of credit with outstanding balances of $5.68 million of at September 30, 2007.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Balance at beginning of period	$2,351	$2,073	$2,166	$1,953
Provision charged to operating expenses	50	60	241	180
Recoveries of loans previously charged-off	—	—	—	—
Loans charged-off — consumer	—	—	(6)	—
Balance at end of period	$2,401	$2,133	$2,401	$2,133
Average total loans outstanding during period	$203,863	$163,989	$190,190	$161,042

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	September 30,		December 31,
	2007	% of Loans	2006	% of Loans
Real estate-construction	$248	16%	$218	17%
Real estate-mortgage	1,753	72%	1,529	67%
Commercial and industrial loans	360	11%	400	14%
Loans to individuals for household, family and other personal expenditures	40	1%	39	2%
	$2,401	100%	$2,166	100%

	September 30, 2007	December 31, 2006
Nonaccrual loans	$163	$60
Loans 90 days past due and still accruing	1	—
Total nonperforming loans	164	60
Other real estate owned	—	—
Total nonperforming assets	$164	$60
Nonperforming assets to total assets	0.06%	0.03%

There were no other interest-bearing assets at September 30, 2007 or December 31, 2006 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of September 30, 2007 were as follows:

(dollars in thousands)	September 30, 2007 Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$38,727
Standby letters of credit	3,163
Total	$41,890

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  At December 31, 2006, the Company had an outstanding unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00%, which matured and was repaid on January 27, 2007.  In addition, the Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with no outstanding balance as of September 30, 2007.  This facility matures on May 1, 2008, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of September 30, 2007 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2007, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2007, there have been no shares repurchased by the Company.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 21.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  None

Item 1A.  Risk Factors.   There have been no material changes to the risk factors as of September 30, 2007 from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                        (a)   Sales of Unregistered Securities.  None

                        (b)   Use of Proceeds.  Not Applicable.

                        (c)   Registrant Purchases of Securities

                        The following table provides information on the Company’s purchases of its common stock during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2007	0	N/A	0	0
August 1-31, 2007	0	N/A	0	0
September 1-30, 2007	0	N/A	0	146,000	(2)

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

Item 4.    Submission of Matters to a Vote of Security Holder.    None.

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

FREDERICK COUNTY BANCORP, INC.

Date:	November 5, 2007	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date:	November 5, 2007	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr
Executive Vice President and Chief Financial
Officer