Form 10-K
period 2007-12-31
FREDERICK COUNTY BANCORP INC
filed 2008-02-15
CIK 1258831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2007
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-50407

FREDERICK COUNTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State of other jurisdiction of incorporation or organization)	20-0049496 (I.R.S. Employer Identification No.)
9 North Market Street Frederick, Maryland 21701 (Address of principal executive offices)(Zip Code)
301.620.1400 (Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Act: Common Stock, par value $0.01 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2007 was approximately $28.7 million. As of February 1, 2008, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,460,602.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 8, 2008 are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2008, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Page 55.
	Item 1A.	Risk Factors. See "Risk Factors" at Page 64.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 58.
Item 3.
Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2007.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Page 68.
	Item 6.	Selected Financial Data. See "Five-Year Summary of Financial Information" at Page 4.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Market Risk, Liquidity and Interest Rate Sensitivity" at Page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 25.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A(T)	Controls and Procedures. See "Management's Report on Internal Control over Financial Reporting" at page 23 and "Disclosure Controls and Procedures" at Page 24.
	Item 9B.	Other Information. None.

PART III	Item 10.
Directors, Executive Officers, and Corporate Governance. The information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to William R. Talley, Jr., EVP & CFO, Frederick County Bancorp, Inc., 7 North Market Street, Frederick, MD 21701.

There have been no material changes in the procedures by which shareholders may recommend nominees to the Company's Board of Directors since the proxy statement for the 2007 annual meeting of shareholders.
	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Executive Compensation" in the Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Securities Authorized for Issuance Under Equity Compensation Plans" under the heading "Market for Common Stock and Dividends" at Page 70. The other information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Shareholders" in the Proxy Statement.
Item 13.
Certain Relationships and Related Transactions and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the caption "Election of Directors" and "Transactions with Related Parties" in the Proxy Statement. See also Item 10 to this Annual Report on Form 10-K.
Item 14.
Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement.
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statement Schedules" at Page 72.

FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION

        The following table sets forth certain selected financial data concerning the Company, and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts)
Summary of Operating Results:
Total interest income	$16,247	$13,735	$10,719	$7,602	$5,502
Total interest expense	7,977	5,649	3,252	1,768	1,479

Net interest income	8,270	8,086	7,467	5,834	4,023
Provision for loan losses	491	213	450	520	420

Net interest income after provision for loan losses	7,779	7,873	7,017	5,314	3,603
Security gains (losses)	27	—	(8)	(5)	34
Gains from insurance proceeds	230	—	—	—	—
Other noninterest income (excluding gains and losses)	410	338	282	249	187
Noninterest expenses	6,172	5,229	4,596	4,040	3,394

Income before provision for income taxes	2,274	2,982	2,695	1,518	430
Provision for income taxes	714	1,062	863	—	—

Net income	1,560	1,920	1,832	1,518	430
Other comprehensive income (loss), net of taxes	92	85	(177)	(36)	(87)

Comprehensive income	$1,652	$2,005	$1,655	$1,482	$343

Per Share Data:
Basic earnings	$1.07	$1.32	$1.26	$1.04	$0.30
Diluted earnings	1.03	1.26	1.20	1.01	0.29
Dividends declared	—	—	—	—	—
Book value at period-end	13.41	12.27	10.89	9.75	8.73
Shares outstanding at period-end	1,460,602	1,458,602	1,458,602	1,457,402	1,455,152
Weighted average shares outstanding:
Basic	1,460,125	1,458,602	1,458,361	1,455,623	1,455,152
Diluted	1,518,155	1,526,911	1,526,996	1,503,488	1,479,976
Other Data (At Year-End):
Assets	$255,991	$234,951	$207,540	$171,177	$130,635
Investments	28,952	30,112	22,019	17,748	16,558
Loans	209,011	173,954	155,341	135,668	96,029
Deposits	219,228	209,378	190,055	155,591	117,491
Long-term borrowings	10,000	—	—	—	—
Junior subordinated debentures	6,186	6,186	—	—	—
Shareholders' equity	19,580	17,893	15,888	14,213	12,708
Performance Ratios:
Return on average assets	0.63%	0.90%	1.01%	1.04%	0.38%
Return on average shareholders' equity	8.35%	11.34%	12.05%	11.32%	3.45%
Average equity to average assets	7.58%	7.90%	8.36%	9.15%	11.08%

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. In some cases, forward looking statements can be identified by use of words such as "may," "will," "anticipates," "believes," "expects," "plans," "estimates," "potential," "continue," "could," "should," and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company operates out of four banking offices located in the City of Frederick and Walkersville, Maryland. The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 to the consolidated financial statements for the year ended December 31, 2007 (the "consolidated financial statements") for additional disclosures.

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

Critical Accounting Policies

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United State of America. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for loan losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect. For discussions related to the critical accounting policies of the Company, refer to the sections in this Management's Discussion and Analysis entitled "Income Taxes" and "Allowance for Loan Losses."

Overview

        The following paragraphs provide an overview of the financial condition and results of operations of the Company. This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

        Net income was $1.56 million, $1.92 million and $1.83 million for the years ended December 31, 2007, 2006 and 2005, respectively. In February 2007, the Company lost the Antietam Branch Office due to a fire. In the fourth quarter of 2007, the Company received the insurance proceeds and recognized a gain of $230,000 or $141,000 after taxes, which is included in the net income for 2007. A new permanent Antietam office opened in September 2007. Basic and diluted earnings per share for 2007 were $1.07 and $1.03, respectively, for 2006 were $1.32 and $1.26, respectively; and for 2005 were $1.26 and $1.20, respectively.

        Return on average assets and average shareholders' equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced a return on average assets of 0.63%, 0.90% and 1.01% for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, the Company experienced a return on average shareholders' equity of 8.35%, 11.34%, and 12.05% for the years ended December 31, 2007, 2006 and 2005, respectively.

        During the year ended December 31, 2007, the Company experienced asset growth of $21.04 million, or 9.0%, reaching $255.99 million at December 31, 2007, up from $234.95 million at December 31, 2006 and $207.54 million at December 31, 2005. Gross loans increased $35.06 million, or 20.2%, in 2007, to end the period at $209.01 million increasing from $173.95 million at December 31, 2006 and $155.34 million at December 31, 2005. Deposits also grew, and stood at $219.23 million at December 31, 2007, an increase of 4.7% from $209.38 million at December 31, 2006 and up from $190.06 million at December 31, 2005. The investment portfolio grew to $28.95 million at December 31, 2007 from the balances of $30.11 million and $22.02 million at December 31, 2006 and 2005, respectively.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

        The "Comparative Statement Analysis," shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

Net Interest Income

        Net interest income is generated from the Company's lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them. The Company primarily utilizes deposits to fund loans and investments, with a small amount of additional funding from junior subordinated debentures and short-term and long-term borrowings, in future periods it may utilize a higher level of short-term and long-term borrowings, including borrowings from the Federal Home

Loan Bank, federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

        The taxable-equivalent interest income of $16.50 million in 2007 was $2.60 million higher than the amount recognized in 2006, whereas, the $13.91 million in 2006 was $3.15 million higher than the amount recognized in 2005. These increases in interest income are due to the growth in average earning assets of $30.51 million, or 14.7%, in 2007 and $31.44 million, or 17.9%, in 2006. Also positively impacting interest income was the increase in the yield on average earning assets experienced during 2007, which increased to 6.93% from 6.70% in 2006 and 6.10% in 2005. The increase in yield is attributable to the increase in the federal funds rate as set by the Federal Reserve, which did not begin to decrease again until September 2007.

        The interest expense increased from $3.25 million in 2005 to $5.65 million in 2006 and further increased to $7.98 million in 2007. The primary factor in the increased interest expense in 2007 was increased volumes of interest bearing liabilities, while in 2006 and 2005 the primary factor was an increase in the rates paid. Average interest bearing liabilities increased 18.6% in 2006, from $139.08 million in 2005 to $164.90 million in 2006, and increased 17.9% to $194.37 million in 2007. The average rate paid on these liabilities increased from 2.34% to 3.43% from 2005 to 2006, and increased to 4.10% during 2007. Due to the reduction in the federal funds rate as discussed below, the Company anticipates that the rates paid on these liabilities will begin to decrease in the future as the certificates of deposit mature and reprice with the current lower interest rates.

        During 2006 and 2007, the loan yields and the rates paid on interest bearing liabilities increased due to the increase of the federal funds rate maintained by the Federal Reserve, and the increased reliance on higher rate funding sources, including certificates of deposits, which increased from 65.5% of interest bearing liabilities in 2005 to 69.7% in 2006 and 68.5% in 2007. The Federal Reserve began increasing rates in June 2004 and has taken the federal funds rate from 2.25% to 5.25% as of December 31, 2006. In September 2007, the Federal Reserve began to ease the federal funds rate down to 4.25% as of December 31, 2007, and further reduced rates by 125 basis points in January 2008.

        The Company's net interest margin (net interest income as a percent of average interest-earning assets) was 3.58%, 3.98%, and 4.26%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 2.83%, 3.27%, and 3.76% for the years ended December 31, 2007, 2006, and 2005, respectively. The Company sees the net interest margin continuing to contract in the near future as the deposit liabilities reprice as noted above.

Comparative Statement Analysis

	Years Ended December 31,
	2007			2006			2005
	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$8,400	$439	5.23%	$11,933	$587	4.92%	$9,745	$320	3.28%
Interest-bearing deposits in other banks	4,066	211	5.19%	5,003	245	4.90%	1,439	46	3.20%
Investment securities(1):
Taxable	20,749	997	4.81%	20,639	896	4.34%	18,488	697	3.77%
Tax-exempt(2)	9,822	598	6.09%	7,428	447	6.02%	970	55	5.67%
Loans(3)	195,040	14,259	7.31%	162,562	11,731	7.22%	145,488	9,634	6.62%

Total interest-earning assets	238,077	16,504	6.93%	207,565	13,906	6.70%	176,130	10,752	6.10%

Noninterest-earning assets	8,591			6,940			5,775

Total assets	$246,668			$214,505			$181,905

Liabilities and Shareholders' Equity
Interest-bearing liabilities
NOW accounts	$12,308	22	0.18%	$14,425	26	0.18%	$16,194	28	0.17%
Savings accounts	3,095	15	0.48%	2,617	13	0.50%	2,970	16	0.54%
Money market accounts	34,614	966	2.79%	31,982	871	2.72%	28,308	476	1.68%
Certificates of deposit $100,000 or more	64,855	3,121	4.81%	56,509	2,375	4.20%	43,350	1,287	2.97%
Certificates of deposit less than $100,000	68,244	3,213	4.71%	58,357	2,296	3.93%	47,705	1,409	2.95%
Federal funds purchased	—	—	—	27	2	5.56%	—	—	—
Short-term borrowings	31	2	6.45%	566	38	6.71%	450	29	6.44%
Long-term borrowings	5,041	233	4.62%	124	10	8.06%	103	7	6.80%
Junior subordinated debentures	6,186	405	6.55%	288	18	6.45%	—	—	—

Total interest-bearing liabilities	194,374	7,977	4.10%	164,895	5,649	3.43%	139,080	3,252	2.34%

Noninterest-bearing deposits	32,809			32,018			27,072
Noninterest-bearing liabilities	796			655			544

Total liabilities	227,979			197,568			166,696

Shareholders' equity	18,689			16,937			15,209

Total liabilities and shareholders' equity	$246,668			$214,505			$181,905

Net interest income		$8,527			$8,257			$7,500

Net interest spread			2.83%			3.27%			3.76%

Net interest margin			3.58%			3.98%			4.26%

(1)
Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders' equity.

(2)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $203,000 in 2007, $152,000 in 2006, and $19,000 in 2005 are included in the calculation of the tax-exempt investment securities interest income.

(3)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $54,000 in 2007, $19,000 in 2006, and $14,000 in 2005 are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan fees (expenses) included in interest income totaled $15,000 in 2007, $36,000 in 2006, and $(5,000) in 2005.

Rate/Volume Analysis

        The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
	Volume	Rate(1)		Volume	Rate(1)
	(dollars in thousands)
Interest Income
Interest-earning assets:
Federal funds sold	$(174)	$26	$(148)	$72	$195	$267
Interest-bearing deposits in other banks	(46)	12	(34)	114	85	199
Investment securities:
Taxable	5	96	101	81	118	199
Tax-exempt	144	7	151	366	26	392
Loans	2,344	184	2,528	1,131	966	2,097

Total interest income	2,273	325	2,598	1,764	1,390	3,154

Interest Expense
Interest-bearing liabilities:
NOW accounts	—	(4)	(4)	—	(2)	(2)
Savings accounts	2	—	2	(2)	(1)	(3)
Money market accounts	72	23	95	62	333	395
Certificates of deposit $100,000 or more	351	395	746	391	697	1,088
Certificates of deposit less than $100,000	389	528	917	315	572	887
Federal funds purchased	(2)	—	(2)	2	—	2
Short-term borrowings	(36)	—	(36)	7	2	9
Long-term borrowings	397	(174)	223	1	2	3
Junior subordinated debentures	369	18	387	18	—	18

Total interest expense	1,542	786	2,328	794	1,603	2,397

Net interest income	$731	$(461)	$270	$970	$(213)	$757

(1)
The volume/rate variance is allocated entirely to changes in rates.

Noninterest Income

        Noninterest income was $667,000 in 2007, $338,000 in 2006, and $274,000 in 2005, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2007 are a gain from insurance proceeds in the amount of $230,000, as discussed earlier in the overview section and securities gains of $27,000, and $8,000 of securities losses in 2005.

        The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

        Noninterest expenses were $6.17 million in 2007, $5.23 million in 2006, and $4.60 million in 2005. See Note 12 to the consolidated financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The changes in noninterest expenses are principally related to the increase in personnel expenses. Salaries and bonus expenses in 2007 were $3.16 million, up $276,000 from the salaries and bonus expenses incurred in 2006, which were $2.88 million, up $377,000 from those incurred in 2005. The increase in salaries expense during 2007 and 2006 primarily related to the staffing of the two new branches in September 2006.

Income Taxes

        The Company incurred $714,000, $1.06 million and $863,000 of income tax expenses in 2007, 2006 and 2005. The effective tax rates are 31.40% for 2007, 35.61% for 2006 and 32.02% for 2005. The decrease in the effective tax rates from 2006 to 2007 are due to the lower pre-tax income in 2007 and the larger amount of tax-exempt interest income as a percentage of pre-tax income for 2007. The effective rate for 2005 is lower due to the valuation allowance reversal in 2005, without this reversal the effective tax rate would be 37.88%. The Company recorded a valuation allowance of $158,000 as of December 31, 2004. The valuation allowance is used to reduce the carrying value of the net deferred tax assets carried in the accompanying consolidated balance sheets, whereas no valuation allowance was required as of December 31, 2007, 2006 or 2005. Valuation allowances are provided for deferred tax assets when in management's judgment a portion, or all, of the deferred tax assets may not be realized. During 2005, management's judgment changed and, accordingly, no longer believed a valuation allowance was needed. The primary factor influencing management's judgment was the existence of sustained periods of taxable income.

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

        The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(67.20) million.

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

        The following table, "Interest Rate Sensitivity Gap Analysis," summarizes, as of December 31, 2007, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

        It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at December 31, 2007. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates traditionally tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case. Nor does it account for the effects of competition on pricing of deposits and loans. For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.

Interest Rate Sensitivity Gap Analysis
December 31, 2007

	Expected Repricing or Maturity Date
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(dollars in thousands)
Assets
Federal funds sold	$6,864	$—	$—	$—	$6,864
Interest-bearing deposits in other banks	1,674	—	—	—	1,674
Investment securities(1)	3,527	4,928	3,377	15,380	27,212
Loans	69,893	52,236	62,804	24,078	209,011

Total interest-earning assets	81,958	57,164	66,181	39,458	244,761

Liabilities
Savings and NOW Accounts	796	1,592	1,592	11,944	15,924
Money Market Accounts	1,909	3,818	3,818	28,634	38,179
Certificates of Deposit	95,050	36,099	619	—	131,768
Long-term borrowings	—	10,000	—	—	10,000
Junior subordinated debentures	—	—	6,186	—	6,186

Total interest-bearing liabilities	97,755	51,509	12,215	40,578	202,057

Interest rate sensitivity gap	$(15,797)	$5,655	$53,966	$(1,120)	$42,704

Cumulative interest rate sensitivity gap	$(15,797)	$(10,142)	$43,824	$42,704

Cumulative gap ratio as a percentage of total assets	(6.17)%	(3.96)%	17.12%	16.68%

(1)
Excludes equity securities.

        In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a "shock test" assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates, the Company's net interest income would decline by 8.67% and with a decrease in interest rates of 200 basis points, the Company's net interest income would increase by 9.46%.

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

Investment Portfolio

        The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2007, U.S. Treasury and other U.S. government agencies and corporations had a duration of 2.60 years, while the mortgage-backed debt securities had a duration of 3.87 years, and the municipal securities had a duration of 7.69 years, giving the total investment portfolio a duration of 4.98 years. The average tax-equivalent yield earned on the investment portfolio for 2007, 2006 and 2005 was 5.22%, 4.78% and 3.86%, respectively.

        The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders' equity at December 31, 2007.

        The following tables set forth certain information regarding the Company's investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2007			2006			2005
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,495	$1,494	5.09%	$1,000	$992	3.94%	$—	$—	—
Due after one year through five years	3,549	3,549	4.96%	2,325	2,316	4.90%	1,500	1,481	4.00%
Due after five years through ten years	718	703	4.99%	2,861	2,830	4.95%	3,333	3,308	4.94%
States and political subdivisions:
Due after one year through five years	200	194	4.64%	—	—	—	—	—	—
Due after five years through ten years	3,186	3,197	5.57%	1,400	1,391	5.23%	—	—	—
Due after ten years	6,435	6,406	5.94%	8,423	8,472	5.88%	—	—	—
Mortgage-backed debt securities	11,666	11,669	4.77%	12,952	12,773	4.69%	14,045	13,763	4.29%
Equity securities	300	300	—	400	400	—	400	400	—

	$27,549	$27,512	5.13%	$29,361	$29,174	5.01%	$19,278	$18,952	4.29%

Held-to-Maturity Portfolio

	December 31,
	2007			2006			2005
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$—	$—	—	$—	$—	—	$705	$694	5.08%
Due after ten years	—	—	—	—	—	—	1,541	1,535	5.68%

	$—	$—	—	$—	$—	—	$2,246	$2,229	5.49%

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

        The following table sets forth the distribution of the Company's loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

	December 31,
	2007		2006		2005		2004		2003
Real estate—construction and land development	$28,077	13%	$30,183	17%	$29,140	19%	$21,648	16%	$10,741	11%

Real estate—mortgage loans:
Secured by 1 to 4 family residential properties	38,414	18%	34,194	20%	31,128	20%	28,066	21%	18,349	19%
Secured by multi-family (5 or more) residential properties	5,926	3%	4,640	3%	3,942	3%	2,083	2%	—	—
Secured by commercial properties	101,920	49%	73,582	42%	60,087	39%	54,325	40%	43,726	46%
Secured by farm land	5,570	3%	4,302	2%	2,836	2%	3,145	2%	1,139	1%

Total real estate—mortgage loans	151,830	73%	116,718	67%	97,993	64%	87,619	65%	63,214	66%

Loans to farmers	50	—	—	—	756	—	759	—	775	1%
Commercial and industrial loans	27,281	13%	24,806	14%	25,140	16%	22,683	17%	19,290	20%
Loans to individuals for household, family and other personal expenditures	1,773	1%	2,247	2%	2,312	1%	2,959	2%	2,009	2%

Total loans	209,011	100%	173,954	100%	155,341	100%	135,668	100%	96,029	100%
Less allowance for loan losses	(2,640)		(2,166)		(1,953)		(1,503)		(985)

Net loans	$206,371		$171,788		$153,388		$134,165		$95,044

        As of December 31, 2007, the real estate loan portfolio constituted 86% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-values ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Company has $5.85 million and $5.15 million of interest-only home equity lines of credit at December 31, 2007 and 2006, respectively.

        Under recent guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

Maturity and Interest Rate Sensitivity of Loans

        The following table presents the maturities or repricing periods of loans outstanding at December 31, 2007.

	Maturing in
	One year or less		After 1 through 5 years		After 5 years
	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(dollars in thousands)
Real estate—construction and land development	$4,467	$11,860	$8,511	$—	$3,239	$—	$28,077
Real estate—mortgage	20,061	14,869	97,001	—	19,899	—	151,830
Loans to farmers	50	—	—	—	—	—	50
Commercial and industrial loans	3,329	14,459	8,894	—	599	—	27,281
Loans to individuals for household, family and other personal expenditures	382	416	634	—	341	—	1,773

Total	$28,289	$41,604	$115,040	$—	$24,078	$—	$209,011

Allowance for Loan Losses

        The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses in 2007, 2006 and 2005 were $491,000, $213,000 and $450,000, respectively. The increase in the provision for loan losses in 2007 as compared to the amount in 2006 relates primarily to the amount of loan growth for each year and management's evaluation of the loan portfolio as described below. During 2007, average loans increased by $32.48 million, whereas, average loans during 2006 increased by $17.07 million and during 2005 increased by $30.87 million. At December 31, 2007, the allowance for loan losses was $2.64 million or 1.26% of total loans.

        The Company prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each category. Qualitative factors include: levels and trends in delinquencies and nonaccrual loans; trends in volumes and terms of loans; effects of any changes in lending policies, the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Company's loan review system; and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans. See Note 1 to the consolidated financial statements for additional information regarding the determination of the provision and allowance for loan losses.

        The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies and SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. SFAS 5 requires that losses be accrued when they are probable of occurring and estimatable. SFAS 114 requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. SFAS 114 excludes smaller balance and homogeneous loans, which are collectively evaluated for impairment, from impairment reporting. Therefore, the Company has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful or worse, classified as nonaccrual, and troubled debt restructurings may be evaluated for impairment. Slow payment on a loan is considered, by the Company, to only be a minimum delay.

        Loans are evaluated for nonaccrual status when principal or interest is delinquent for 90 days or more and are placed on nonaccrual status when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any interest payments subsequently received are recognized as income unless, in management's opinion, a potential for loss remains. Interest payments received on loans, where management believes a potential for loss remains, are applied as a reduction of the loan principal balance.

        Management believes that the allowance for loan losses is adequate. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management's estimates and judgments; adverse developments in the economy, on a national basis or in the Company's market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

Allowance for Loan Losses

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Average total loans outstanding during year	$195,040	$162,562	$145,488	$114,612	$79,103

Balance at beginning of year	$2,166	$1,953	$1,503	$985	$613

Recoveries of loans previously charged-off (commercial and industrial)	—	—	—	4	2
Loans charged-off (consumer)	(17)	—	—	—	—
Loans charged-off (commercial and industrial)	—	—	—	(6)	(50)

Net charge-offs	(17)	—	—	(2)	(48)

Provision charged to operating expenses	491	213	450	520	420

Balance at end of year	$2,640	$2,166	$1,953	$1,503	$985

Ratios of net charge-offs to average loans	0.01%	0.00%	0.00%	0.00%	0.06%

Problem Assets

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Nonperforming loans:
Nonaccrual—real estate mortgage	$309	$—	$—	$89	$—
Nonaccrual—commercial and industrial	—	36	8	13	—
Nonaccrual—consumer	1	24	—	—	—

	$310	$60	$8	$102	$—

Nonperforming assets to total loans at period end	0.15%	0.03%	0.01%	0.08%	N/A
Nonperforming assets to total assets at period end	0.12%	0.03%	0.00%	0.06%	N/A
Allowance for loan losses to nonperforming loans at period end	851.61%	3,610.00%	24,412.50%	1,473.53%	N/A

        There were no other interest-bearing assets at December 31, 2007 classifiable as nonaccrual, 90 days past due, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

        The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
	2007	% of Loans	2006	% of Loans	2005	% of Loans	2004	% of Loans	2003	% of Loans
	(dollars in thousands)
Real estate—construction and land development	$240	13%	$218	17%	$318	19%	$186	16%	$55	11%
Real estate—mortgage	1,774	73%	1,509	67%	1,171	64%	865	65%	578	66%
Commercial and industrial loans	532	13%	400	14%	408	16%	377	17%	300	21%
Loans to individuals for household, family and other personal expenditures	94	1%	39	2%	56	1%	75	2%	52	2%

	$2,640	100%	$2,166	100%	$1,953	100%	$1,503	100%	$985	100%

Deposits

        The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit) from the Company's market area. The Company's deposit base includes transaction accounts, time and savings accounts and other accounts that customers use for cash management purposes and which provide the Company with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable low-cost source of funding.

        Approximately 60.1% of the Company's deposits at December 31, 2007 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term as compared to 59.1% at December 31, 2006. These deposits increased in the year ended December 31, 2007 as the Bank utilized these funding sources due to lesser growth in core non-interest, NOW and money market deposit accounts. Time deposits in denominations of $100,000 or more can be more volatile and more expensive than time deposits of less than $100,000. However, because the Bank focuses on relationship banking, and most of these deposits are obtained from the local community, historical experience has been that large time deposits have not been more volatile or significantly more volatile or expensive than smaller denomination certificates.

        The following tables provide a summary of the Company's deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2007, 2006, and 2005.

Average Deposits and Average Rate

	December 31,
	2007		2006		2005
	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$32,809	—	$32,018	—	$27,072	—
Interest-bearing demand deposits:
NOW accounts	12,308	0.18%	14,425	0.18%	16,194	0.17%
Money market accounts	34,614	2.79%	31,982	2.72%	28,308	1.68%
Savings accounts	3,095	0.48%	2,617	0.50%	2,970	0.54%
Certificates of deposit:
$100,000 or more	64,855	4.81%	56,509	4.20%	43,350	2.97%
Less than $100,000	68,244	4.71%	58,357	3.93%	47,705	2.95%

Total average deposits	$215,925	3.40%	$195,908	2.85%	$165,599	1.06%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
	2007	2006	2005
	(dollars in thousands)
Maturing in:
3 months or less	$12,924	$14,380	$7,857
Over 3 months through 6 months	13,804	10,128	10,382
Over 6 months through 12 months	18,087	29,339	13,330
Over 12 months	15,741	7,467	19,714

	$60,556	$61,314	$51,283

Borrowings

        For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, principally securities sold under agreements to repurchase, and has lines to purchase overnight funds from correspondent banks. The following tables set forth certain information regarding the Company's short-term borrowings at the dates indicated.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(1)

	2007	2006	2005
	(dollars in thousands)
Total outstanding at year-end	$—	$—	$—
Average amount outstanding during the year	$—	$27	$—
Maximum amount outstanding at any month-end	$—	$—	$—
Weighted-average interest rate at year-end	—	—	—
Weighted-average interest rate during the year	—	5.56%	—

(1)
Includes securities sold under agreements to repurchase with various counterparties. Repurchase agreements mature primarily within 60 days and are collateralized with certain debt securities.

Other Short-Term Borrowings

	2007	2006	2005
	(dollars in thousands)
Total outstanding at year-end	$—	$450	$450
Average amount outstanding during the year	$31	$566	$450
Maximum amount outstanding at any month-end	$450	$700	$450
Weighted-average interest rate at year-end	—	6.00%	7.25%
Weighted-average interest rate during the year	6.45%	6.71%	6.44%

        The other short-term borrowings at December 31, 2006 consist of an unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% and matured on January 27, 2007. The Company's unused lines of credit for short-term borrowings totaled $4.00 million at December 31, 2007 and 2006.

Long-Term Borrowings

        At December 31, 2007, the Company had $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta ("FHLB"), as compared to no outstanding balances at December 31, 2006. There are two convertible advances in the amounts of $5.00 million each, which are both at a rate of 4.56%, with maturity dates of April 27, 2012 and September 4, 2012, unless called on April 27, 2009 or September 4, 2010, respectively, by the FHLB. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's residential mortgage loan portfolio.

Trust Preferred Securities/Junior Subordinated Debentures

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all $186,000 of the common securities. The principal asset of the Trust is $6.186 million of Bancorp's junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust securities. The proceeds from this issuance were used to repay a $450,000 short-term debt obligation that matured in January 2007 and the remaining proceeds will be used to supplement the Company's capital for continued growth and other general corporate purposes. The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill, after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

Capital Resources

        The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes. The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with no outstanding balance as of December 31, 2007 or 2006. This facility matures on May 1, 2008, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed.

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Company will be subject to such requirements when its assets exceed $500 million, it has publicly issued debt or it engages in certain highly leveraged activities. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2007 and that the Company would meet such requirements if applicable. See Note 13 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

        As of December 31, 2007, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 13 to the consolidated financial statements. There are no conditions or events since that notification which management believes have changed the Bank's category.

        On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.50 million, through June 30, 2012, or earlier termination of the program by the Board of Directors. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company's shares. As of December 31, 2007, there have been no shares repurchased by the Company.

Inflation

        The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

Contractual Obligations

        The Company has entered into certain contractual obligations including operating leases, junior subordinated debentures and a data processing contract. The following table summarizes the Company's significant contractual cash obligations as of December 31, 2007.

		Payments Due by Period
Contractual Obligation	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Operating lease obligations	$2,609	$235	$499	$447	$1,428
Long-term borrowings	10,000	—	—	10,000	—
Junior subordinated debentures	6,186	—	—	6,186	—
Data processing services	982	287	574	121	—

Total	$19,777	$522	$1,073	$16,754	$1,428

        The table does not reflect deposit liabilities entered into the ordinary course of the Company's banking business. At December 31, 2007, the Company has $87.46 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also has $131.77 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the consolidated financial statements.

Off-Balance Sheet Arrangements

        With the exception of the Company's obligations in connection with its trust preferred securities and in connection with its irrevocable letters of credit and loan commitments, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For additional information on off-balance sheet arrangements, please see "Note 1—Nature of Operations and Significant Accounting Policies—Recent Accounting Pronouncements," "Note 9—Leasing Arrangements," "Note 15—Transactions with Related Parties—Lease Agreement" and "Note 16—Commitment and Contingencies" to the consolidated financial statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Frederick County Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with the authorizations of Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material impact on the financial statements. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. The Audit Committee of the Board of Directors (the "Committee"), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

        There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time and controls may become inadequate, and the degree of compliance with the policies and procedures may deteriorate, over time.

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the "COSO" criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected or is likely to materially affect, the Company's internal control over financial reporting.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Frederick County Bancorp, Inc.
Frederick, Maryland

        We have audited the accompanying consolidated balance sheet of Frederick County Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Stegman & Company

Baltimore, Maryland
February 15, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Frederick County Bancorp, Inc.
Frederick, Maryland

        We have audited the accompanying consolidated balance sheet of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Frederick, Maryland
February 21, 2007

McGladrey & Pullen, LLP is a member firm of RSM International—
an affiliation of separate and independent legal entities

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(dollars in thousands)
Assets
Cash and due from banks	$3,828	$3,695
Federal funds sold	6,864	15,035
Interest-bearing deposits in other banks	1,674	7,753

Cash and cash equivalents	12,366	26,483

Investment securities available-for-sale—at fair value	27,512	29,174
Restricted stock	1,440	938
Loans	209,011	173,954
Less: Allowance for loan losses	(2,640)	(2,166)

Net loans	206,371	171,788

Bank premises and equipment	5,512	4,362
Accrued interest and other assets	2,790	2,206

Total assets	$255,991	$234,951

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$33,357	$32,796
Interest-bearing deposits	185,871	176,582

Total deposits	219,228	209,378

Short-term borrowings	—	450
Long-term borrowings	10,000	—
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	997	1,044

Total liabilities	236,411	217,058

Commitments and Contingencies (Notes 9, 15, and 16)
Shareholders' Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,460,602 and 1,458,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,687	14,652
Retained earnings	4,901	3,341
Accumulated other comprehensive income (loss)	(23)	(115)

Total shareholders' equity	19,580	17,893

Total liabilities and shareholders' equity	$255,991	$234,951

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$14,205	$11,712	$9,620
Interest and dividends on investment securities:
Taxable	916	845	657
Tax exempt	395	295	36
Dividends	81	51	40
Interest on federal funds sold	439	587	320
Other interest income	211	245	46

Total interest income	16,247	13,735	10,719

Interest expense:
Interest on deposits	7,337	5,581	3,216
Interest on short-term borrowings	2	40	29
Interest on long-term borrowings	233	10	7
Interest on junior subordinated debentures	405	18	—

Total interest expense	7,977	5,649	3,252

Net interest income	8,270	8,086	7,467
Provision for loan losses	491	213	450

Net interest income after provision for loan losses	7,779	7,873	7,017

Noninterest income:
Securities gains (losses)	27	—	(8)
Gain from insurance proceeds	230	—	—
Service fees	213	169	139
Other operating income	197	169	143

Total noninterest income	667	338	274

Noninterest expenses:
Salaries and employee benefits	3,570	3,188	2,765
Occupancy and equipment expenses	1,081	858	710
Other operating expenses	1,521	1,183	1,121

Total noninterest expenses	6,172	5,229	4,596

Income before provision for income taxes	2,274	2,982	2,695
Provision for income taxes	714	1,062	863

Net income	$1,560	$1,920	$1,832

Basic earnings per share	$1.07	$1.32	$1.26

Diluted earnings per share	$1.03	$1.26	$1.20

Basic weighted average number of shares outstanding	1,460,125	1,458,602	1,458,361

Diluted weighted average number of shares outstanding	1,518,155	1,526,911	1,526,996

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2007, 2006 and 2005
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousand)
Balance, January 1, 2005	1,457,402	$15	$14,632	$(411)	$(23)	$14,213

Comprehensive income:
Net income	—	—	—	1,832	—	1,832
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $111	—	—	—	—	(177)	(177)

Total comprehensive income						1,655
Shares issued under stock option transactions	1,200	—	12	—	—	12
Excess tax benefit from equity-based awards	—	—	8	—	—	8

Balance, December 31, 2005	1,458,602	15	14,652	1,421	(200)	15,888

Comprehensive income:
Net income				1,920		1,920
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $104					166	166
Net unrealized gains (losses) on transfer of held-to-maturity securities to available for sale, net of income tax benefits of $51					(81)	(81)

Total comprehensive income						2,005

Balance, December 31, 2006	1,458,602	15	14,652	3,341	(115)	17,893

Comprehensive income:
Net income				1,560		1,560
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $58					92	92

Total comprehensive income						1,652
Shares issued under stock option transactions	2,000	—	20	—	—	20
Excess tax benefit from equity-based awards	—	—	15	—	—	15

Balance, December 31, 2007	1,460,602	$15	$14,687	$4,901	$(23)	$19,580

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,560	$1,920	$1,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	227	177
Deferred income tax benefits	(150)	(77)	(269)
Provision for loan losses	491	213	450
Securities (gains) losses	(27)	—	8
Net (discount accretion) premium amortization on investment securities	(4)	29	96
Gains from insurance proceeds	(230)	—	—
Increase in accrued interest and other assets	(492)	(185)	(300)
(Decrease) increase in accrued interest and other liabilities	(47)	147	(13)

Net cash provided by operating activities	1,397	2,274	1,981

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(3,116)	(6,439)	(8,681)
Purchases of investment securities held-to-maturity	—	(5,933)	(1,947)
Proceeds from sales of investment securities available-for-sale	127	—	1,208
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	4,832	4,506	4,862
Purchases of restricted stock	(502)	(117)	(106)
Net increase in loans	(35,074)	(18,613)	(19,673)
Purchases of bank premises and equipment	(1,548)	(2,778)	(507)
Proceeds from insurance	332	—	—
Investment in FCBI Statutory Trust I	—	(186)	—

Net cash used in investing activities	(34,949)	(29,560)	(24,844)

Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	1,846	2,463	7,101
Net increase in time deposits	8,004	16,860	27,363
Repayment of short-term borrowings	(450)	—	—
Proceeds from long-term borrowings	10,000	—	250
Repayment of long-term borrowings	—	(250)	—
Proceeds from issuance of junior subordinated debentures	—	6,186	—
Proceeds from issuance of common stock	20	—	12
Excess tax benefit from equity-based awards	15	—	8

Net cash provided by financing activities	19,435	25,259	34,734

Net (decrease) increase in cash and cash equivalents	(14,117)	(2,027)	11,871
Cash and cash equivalents—beginning of year	26,483	28,510	16,639

Cash and cash equivalents—end of year	$12,366	$26,483	$28,510

Non-cash activities:
Amortized cost of held-to-maturity securities transferred to available-for-sale	$—	$8,179	$—

Supplemental cash flow disclosure:
Interest paid	$7,913	$5,528	$3,167

Income taxes paid	$811	$1,274	$1,284

See Notes to Consolidated Financial Statements.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.    Nature of Operations and Significant Accounting Policies:

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the State of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 for additional disclosures.

        Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks. Note 3 discusses the types of securities the Bank invests in. Note 4 discusses the types of lending that the Bank engages in. The Bank does not have any significant concentrations to any one industry or customer.

        The accounting and reporting policies and practices of the Company conform with accounting principles generally accepted in the United States of America. The following is a summary of the Company's significant accounting policies:

Principles of consolidation:

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

        Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value with any unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of shareholders' equity, net of the related deferred tax effect.

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

        Restricted stock is stock from the Federal Home Loan Bank ("FHLB") of Atlanta, the Federal Reserve Bank and the Atlantic Central Banker's Bank, which are restricted as to their marketability. Because no ready market exists for these investments and they have no quoted market value, the Bank's investment in these stocks are carried at cost.

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

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, if such loans are considered to be collateral dependent and in the process of collection, or the present value of future cash flows, or the loan's value as observable in the secondary market. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

        The specific allowance component is used to individually establish an allowance for loans identified for impairment testing. When impairment is identified, a specific reserve may be established based on the Company's calculation of the estimated loss embedded in the individual loan. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately evaluate individual consumer and residential loans for impairment.

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

Bank premises and equipment:

        Bank premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation is computed using straight-line and accelerated methods based on the estimated useful lives of the assets, which range from 5 to 10 years for bank equipment and 39 years for bank buildings. Leasehold improvements are amortized over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements, which extend the life of an asset, are capitalized and depreciated over the asset's remaining useful life. Gains or losses realized on the disposition of properties and equipment are reflected in the statements of income. Expenditures for repairs and maintenance are charged to operating expenses as incurred.

Stock-based compensation plan:

        The Company maintains an Employee Stock Option Plan, which is described more fully in Note 10, and provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company's shareholders. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

        As of December 31, 2004, all outstanding stock options were fully vested. No stock options were granted in 2007, 2006 or 2005 and, accordingly, no compensation cost for the stock-based compensation plan was incurred. In December 2004, SFAS 123 (R), Share-Based Payment, which is a revision of SFAS 123 was issued. As of January 1, 2006, the Company adopted SFAS 123(R) Share-Based Payment and any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

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

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share amounts)
Net income	$1,560	$1,920	$1,832
Basic earnings per share	$1.07	$1.32	$1.26
Diluted earnings per share	$1.03	$1.26	$1.20
Basic weighted average number of shares outstanding	1,460,125	1,458,602	1,458,361
Effect of dilutive securities—stock options	58,030	68,309	68,635

Diluted weighted average number of shares outstanding	1,518,155	1,526,911	1,526,996

Fair value of financial instruments:

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. When no market exists for the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include depositor relationships, deferred tax assets, and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. As a result, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

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

Valuation of long-lived assets:

        The Company accounts for the valuation of long-lived assets under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Segment reporting:

        SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-makers use consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. On January 1, 2007, the Company adopted SFAS 155. The Company has determined that adoption of SFAS 155 did not have any impact on its financial condition or results of operations.

        In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. The Company adopted SFAS 156 on January 1, 2007. The Company has determined that adoption of SFAS 156 did not have any impact on its financial condition or results of operations.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, the Company adopted FIN 48. The Company has determined that adoption of FIN 48 did not have any impact on its financial condition or results of operations. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of income.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This Statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company does not expect the implementation of SFAS 159 to have a material impact on its financial position or results of operations.

        In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R's objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

Note 2.    Compensating Balances:

        Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $60,000 at December 31, 2007 and 2006. In addition, for the reserve maintenance period in effect at December 31, 2007 and 2006, the Company was required to maintain balances of $350,000 with the Federal Reserve Bank.

Note 3.    Investments:

        The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2007 and 2006, are as follows:

Available-for-sale

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,495	$—	$1	$1,494
Due after one year through five years	3,549	13	13	3,549
Due after five years through ten years	718	—	15	703

	5,762	13	29	5,746

States and political subdivisions:
Due within one year through five years	200	—	6	194
Due after five years through ten years	3,186	24	13	3,197
Due after ten years	6,435	32	61	6,406

	9,821	56	80	9,797

Mortgage-backed debt securities	11,666	70	67	11,669
Equity securities	300	—	—	300

	$27,549	$139	$176	$27,512

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,000	$—	$8	$992
Due after one year through five years	2,325	2	11	2,316
Due after five years through ten years	2,861	—	31	2,830

	6,186	2	50	6,138

States and political subdivisions:
Due after five years through ten years	1,400	—	9	1,391
Due after ten years	8,423	54	5	8,472

	9,823	54	14	9,863

Mortgage-backed debt securities	12,952	17	196	12,773
Equity securities	400	—	—	400

	$29,361	$73	$260	$29,174

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

        Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$2,547	$7	$1,439	$22	$3,986	$29
State and political subdivisions	4,748	71	290	9	5,038	80
Mortgage-backed debt securities	813	2	5,382	65	6,195	67

Total temporarily impaired securities	$8,108	$80	$7,111	$96	$15,219	$176

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S.
government agencies and corporations	$827	$10	$4,332	$40	$5,159	$50
State and political subdivisions	3,046	6	559	8	3,605	14
Mortgage-backed debt securities	1,034	6	8,922	190	9,956	196

Total temporarily impaired securities	$4,907	$22	$13,813	$238	$18,720	$260

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

        The bonds in an unrealized loss position at December 31, 2007 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, six (6) are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard Poor's, fourteen (14) are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and sixteen (16) are municipal bonds rated AAA by Standard and Poor's. As management has the ability to hold debt securities until maturity, or until the unrealized loss is recouped, no declines are deemed to be other than temporary.

        Included in the investment portfolio at December 31, 2007 and 2006 are securities carried at $6,169,000 and $7,395,000, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

        Gross gains of $27,000 in 2007 and gross losses of $8,000 in 2005 were realized from sales of investment securities available-for-sale. There were no sales of investment securities during the year ended December 31, 2006.

Restricted Stock

        The following table shows the amounts of restricted stock as of December 31, 2007 and 2006:

	2007	2006
	(dollars in thousands)
Federal Home Loan Bank of Atlanta	$529	$459
Federal Reserve Bank	871	439
Atlantic Central Bankers Bank	40	40

	$1,440	$938

Note 4.    Loans and Allowance for Loan Losses:

        Loans consist of the following at December 31, 2007 and 2006:

	2007	2006
	(dollars in thousands)
Real estate loans:
Construction and land development	$28,077	$30,183

Real estate—mortgage loans:
Secured by 1 to 4 family residential properties	38,414	34,194
Secured by multi-family (5 or more) residential properties	5,926	4,640
Secured by commercial properties	101,920	73,582
Secured by farm land	5,570	4,302

Total real estate—mortgage loans	151,830	116,718

Loans to farmers	50	—
Commercial and industrial loans	27,281	24,806
Loans to individuals for household, family and other personal expenditures	1,773	2,247

Total loans	209,011	173,954
Less allowance for loan losses	(2,640)	(2,166)

Net loans	$206,371	$171,788

        Transactions in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005, are summarized as follows:

	2007	2006	2005
	(dollars in thousands)
Balance at beginning of year	$2,166	$1,953	$1,503
Provision charged to operating expenses	491	213	450
Recoveries of loans previously charged-off	—	—	—

	2,657	2,166	1,953
Loans charged-off	(17)	—	—

Balance at end of year	$2,640	$2,166	$1,953

        Information concerning the Company's recorded investment in nonaccrual loans as of December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(dollars in thousands)
Nonaccrual loans	$310	$60	$8
Interest income not recognized due to loans in nonaccrual status	$38	$14	$1

        There were no impaired loans at December 31, 2007 or 2006.

Note 5.    Bank Premises and Equipment:

        Bank premises and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006
	(dollars in thousands)
Land	$1,924	$854
Buildings	2,355	2,355
Furniture and equipment	1,929	1,801
Leasehold improvements	421	330

	6,629	5,340
Less accumulated depreciation and amortization	(1,117)	(978)

	$5,512	$4,362

        Depreciation and amortization charged to operations amounted to $296,000 in 2007, $227,000 in 2006, and $177,000 in 2005.

Note 6.    Deposits:

        Certificates of deposit and other time deposits issued in denominations of $100,000 or more totaled $60,556,000 and $61,314,000 at December 31, 2007 and 2006, respectively, and are included in interest-bearing deposits in the balance sheet.

        At December 31, 2007, the maturity distribution of certificates of deposit are as follows:

Maturing in:	Certificates of Deposit
(dollars in thousands)
2008	$95,050
2009	31,291
2010	4,808
2011	458
2012	161

$131,768

        Interest on deposits for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
	(dollars in thousands)
NOW accounts	$22	$26	$28
Savings accounts	15	13	16
Money market accounts	966	871	476
Certificates of deposit $100,000 and over	3,213	2,375	1,287
Certificates of deposit under $100,000	3,121	2,296	1,409

	$7,337	$5,581	$3,216

Note 7.    Borrowings:

        During 2007 and 2006, the Company entered into sales of securities under agreements to repurchase the same securities, which generally mature within one to ninety days from the transaction date, and other short-term borrowing arrangements.

        Selected information on short-term borrowings is as follows:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

	2007	2006
	(dollars in thousands)
Total outstanding at year-end	$—	$—
Average amount outstanding during year	$—	$27
Maximum amount outstanding at any month-end	$—	$—
Weighted-average interest rate at year-end	—	—
Weighted-average interest rate for the year	—	5.56%

Other short-term borrowings:

	2007	2006
	(dollars in thousands)
Total outstanding at year-end	$—	$450
Average amount outstanding during the year	$31	$566
Maximum amount outstanding at any month-end	$450	$700
Weighted-average interest rate at year-end	—	6.00%
Weighted-average interest rate during the year	6.45%	6.71%

        The other short-term borrowings at December 31, 2006 consist of an unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% and matured on January 27, 2007. The Company's unused lines of credit for short-term borrowings totaled $4,000,000 at December 31, 2007 and 2006.

Long-Term Borrowings

        The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") in the amount of $22,280,000, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. At December 31, 2007, the Company had $10,000,000 in borrowings under this credit facility from the FHLB, as compared to no outstanding balances at December 31, 2006. There are two convertible advances in the amounts of $5,000,000 each, which are both at a rate of 4.56%, with maturity dates of April 27, 2012 and September 4, 2012, unless called earlier on April 27, 2009 or September 4, 2010, respectively, by the FHLB.

Note 8.    Trust preferred securities/junior subordinated debentures:

        In December 2006, Bancorp completed the private placement of an aggregate of $6,000,000 of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186,000. The principal asset of the Trust is a similar amount of Bancorp's junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities. If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders. The proceeds from this issuance were used to repay a $450,000 short-term debt obligation that matured in January 2007 and the remaining proceeds will be used to supplement the Company's capital for continued growth and other general corporate purposes.

        The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

Note 9.    Leasing Arrangements:

        The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to May 2012. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 15 for a discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods under these leases at December 31, 2007 is outlined below:

Years ending December 31	Total
(dollars in thousands)
2008	$235
2009	245
2010	255
2011	237
2012	210
Later years	1,428

$2,610

        Rent expense included in occupancy and equipment expenses amounted to $287,000 in 2007, $263,000 in 2006, and $252,000 in 2005.

Note 10.    Employee Benefit Plans:

401(k) profit sharing plan:

        The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company makes matching contributions of 100% of the employee's contributions up to 4% of the employee's salary. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

        The Company expensed contributions to the Plan in the amounts of $114,000 in 2007, $100,000 in 2006, and $84,000 in 2005.

Deferred compensation plan:

        On January 28, 2002, the Board of Directors of the Bank approved the Frederick County Bank Executive and Director Deferred Compensation Plan (the "Plan"). The Plan was effective January 1, 2002 for certain executive employees and directors of the Bank. The purpose of the Plan is to (1) allow participants an opportunity to elect to defer the receipt of compensation ("Participant Compensation Deferral"), and (2) provide a vehicle for the Bank to credit amounts on a tax deferred basis for employee participants ("Employer Contribution Credit"). The Employer Contribution Credits are subject to various vesting restrictions and are available solely to Plan participants who are employees of the Bank. The Plan is intended to be a "top hat" plan under various provisions of the Employee Retirement Income Security Act of 1974, as amended.

        Each Plan participant's account will be adjusted for credited interest or increases or decreases in the realizable net asset value, as applicable, of the designated deemed Plan investments. Benefit payments under the Plan, which in the aggregate equal the participant's vested account balance, will be paid in a lump sum or in five or ten substantially equal, annual installments, commencing on the date or dates selected by the Plan's participants.

        No amounts have been deferred or were expensed under this Plan in the accompanying statements of income for 2007, 2006 or 2005.

Stock-based compensation plan:

        The 2001 Plan provides that 260,000 shares of the Company's common stock will be reserved for the granting of both incentive stock options (ISO) and non-incentive stock options (NQSO) to purchase these shares. At December 31, 2007, there are 126,540 shares remaining that are reserved for future grants under this plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

        The following is a summary of transactions in the Plan during the years ended December 31, 2007, 2006 and 2005.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2004	131,210	$10.00

Exercised	1,200	10.00
Terminated	—	—
Granted	—	—

Balance at December 31, 2005	130,010	$10.00

Exercised	—	—
Terminated	—	—
Granted	—	—

Balance at December 31, 2006	130,010	$10.00

Exercised	2,000	10.00
Terminated	—	—
Granted	—	—

Balance at December 31, 2007	128,010	$10.00

        As noted in the table above, there were no options granted in 2007, 2006 or 2005. All prior grants were fully vested and exercisable as of December 31, 2004.

        The 128,010 options outstanding as of December 31, 2007, have an aggregate intrinsic value, which is the amount that the market value of the underlying stock exceeds the exercise price of the option, of $1,331,000. The aggregate intrinsic value for the options exercised in 2005 and 2007 amounted to $29,000 and $41,000, respectively.

        At December 31, 2007, 2006 and 2005, the 128,010, 130,010 and 130,010 options issued and outstanding, respectively, had exercise prices and weighted-average remaining contractual lives as follows:

December 31,	2007	2006	2005
Exercisable options:
Options outstanding	128,010	130,010	130,010
Weighted-average exercise price	$10.00	$10.00	$10.00
Weighted-average remaining contractual life (months)	46	58	70

Note 11.    Income Taxes:

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
	(dollars in thousands)
Deferred tax assets:
Organizational costs	$1	$2
Allowance for loan losses	976	787
Unrealized loss on securities available-for-sale	14	72
Other	27	6

Total deferred tax assets	1,018	867

Deferred tax liabilities:
Depreciation	(93)	(34)

Total deferred tax liabilities	(93)	(34)

Net deferred tax assets	$925	$833

        A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(dollars in thousands)
Income before income tax	$2,274	$2,982	$2,695
Tax rate	34%	34%	34%

Income tax at statutory rate	773	1,014	917
Increases (decreases) in tax resulting from:
Valuation allowance	—	—	(158)
Tax exempt interest income	(142)	(97)	(20)
State income taxes, net of federal income tax benefit	81	113	120
Other	2	32	4

Provision for income taxes	$714	$1,062	$863

        Significant components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(dollars in thousands)
Taxes currently payable:
Federal	$706	$945	$928
State	158	194	204

	864	1,139	1,132

Deferred tax benefit:
Federal	(123)	(63)	(91)
State	(27)	(14)	(20)

	(150)	(77)	(111)

Change in valuation allowance for deferred tax assets	—	—	(158)

Total	$714	$1,062	$863

        The decrease in the valuation allowance for deferred tax assets of $158,000 in 2005 principally reflects the tax benefits realized when the Company's remaining net operating loss carryforward was used to offset income otherwise taxable and management's assessment of the recoverability of the remaining deferred tax assets.

Note 12.    Noninterest Expenses:

        Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 include the following:

	2007	2006	2005
	(dollars in thousands)
Salaries	$3,125	$2,682	$2,258
Bonus	32	199	246
Deferred personnel costs	(162)	(172)	(148)
Payroll taxes	235	200	181
Employee insurance	196	155	122
Other employee benefits	144	124	106
Depreciation	296	227	177
Rent, net	278	254	245
Utilities	103	81	60
Repairs and maintenance	209	126	97
ATM expenses	84	77	62
Other occupancy and equipment expenses	111	93	69
Postage and supplies	80	80	59
Data processing	355	299	373
Advertising and promotion	313	253	192
Legal	23	17	17
Insurance	51	43	31
Consulting	53	49	45
Courier	45	46	40
Audit fees	234	125	109
Other	367	271	255

	$6,172	$5,229	$4,596

Note 13.    Shareholders' Equity:

Restrictions on dividends:

        The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits. At December 31, 2007, the Bank was limited from paying dividends to Bancorp in excess of $3,689,000, and by the requirement to meet certain capital ratios. The Bank did not pay any dividends to Bancorp in 2007, 2006, or 2005.

Restrictions on lending from subsidiary to parent:

        Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2007 and 2006.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject as of December 31, 2007 and 2006.

        As of December 31, 2007, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios at December 31, 2007 and 2006 are presented in the following tables:

					Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
As of December 31, 2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital
(to Risk-Weighted Assets):
Company	$28,243	12.29%	$18,385	8.00%	N/A	N/A
Bank	$26,474	11.54%	$18,347	8.00%	$22,933	10.00%
Tier 1 Capital
(to Risk-Weighted Assets):
Company	$25,603	11.14%	$9,193	4.00%	N/A	N/A
Bank	$23,834	10.39%	$9,173	4.00%	$13,760	6.00%
Tier 1 Capital
(to Average Assets):
Company	$25,603	9.88%	$10,368	4.00%	N/A	N/A
Bank	$23,834	9.21%	$10,348	4.00%	$12,935	5.00%

			For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
As of December 31, 2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital
(to Risk-Weighted Assets):
Company	$26,174	13.19%	$15,873	8.00%	N/A	N/A
Bank	$20,285	10.24%	$15,840	8.00%	$19,800	10.00%
Tier 1 Capital
(to Risk-Weighted Assets):
Company	$24,008	12.10%	$7,937	4.00%	N/A	N/A
Bank	$18,119	9.15%	$7,920	4.00%	$11,880	6.00%
Tier 1 Capital
(to Average Assets):
Company	$24,088	10.96%	$8,762	4.00%	N/A	N/A
Bank	$18,119	8.29%	$8,746	4.00%	$10,932	5.00%

        As the Company's assets are less than $500,000,000, the Company is not currently subject to the capital adequacy requirements.

Note 14.    Fair Value of Financial Instruments:

        In accordance with the disclosure requirements of SFAS 107, the estimated fair values of the Company's financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$12,366	$12,366	$26,483	$26,483
Investment securities available-for-sale	27,512	27,512	29,174	29,174
Restricted stock	1,440	1,440	938	938
Net loans	206,371	202,630	171,788	166,285
Accrued interest receivable	1,195	1,195	907	907
Financial Liabilities
Deposits	$219,228	$223,252	$209,378	$212,034
Short-term borrowings	—	—	450	450
Long-term borrowings	10,000	10,302	—	—
Junior subordinated debentures	6,186	6,285	6,186	6,186
Accrued interest payable	354	354	290	290

        The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2007 and 2006:

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

Long-term borrowings:

        The fair value of the long-term borrowings for 2007 is determined using rates currently available to the Company for debt with similar terms and remaining maturities.

Junior subordinated debentures:

        The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the junior subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the Trust's preferred securities. The fair value of junior subordinated debentures is determined using rates currently available to the Company for debt with similar terms and remaining maturities. See Note 8 for additional disclosures.

Accrued Interest:

        The carrying amounts of accrued interest approximate fair value.

Note 15.    Transactions with Related Parties:

Loans:

        In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their associates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2007 and 2006 is as follows:

(dollars in thousands)
Balance, December 31, 2005	$1,821

New loans	1,725
Repayments	(946)

Balance, December 31, 2006	$2,600

New loans	158
Repayments	(976)

Balance, December 31, 2007	$1,782

Consulting agreement:

        On January 2, 2002, the Company entered into a consulting contract with a shareholder and director. This agreement engages the shareholder and director to devote his efforts to assist with facilities management, Company expansion and other projects as directed by the Company's President and expired on December 31, 2006. As compensation for his services under this agreement, the shareholder and director was paid at a rate not to exceed $35,000 per year, or $175,000 over the agreement's term.

        This arrangement was extended to December 31, 2007 at an annual rate of $40,000.

        The accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 include $40,000, $35,000 and $35,000, respectively, for each year from consulting expenses related to this Agreement.

Lease agreement:

        The Company entered into a lease in July 2003 for approximately 3,800 square feet of office space owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 10, 2003 and will expire on July 10, 2008. Pursuant to this lease, the current monthly payments are $4,515 with subsequent twelve-month periods subject to a five percent increase thereafter.

        The Company entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above. The lease term commenced on February 1, 2005 and will expire on January 31, 2010. Pursuant to this lease, the current monthly payments are $3,046 with subsequent twelve-month periods subject to a three percent increase thereafter.

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

        The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2007 and 2006 were as follows:

	2007	2006
	Contractual Amount	Contractual Amount
	(dollars in thousands)
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$34,653	$38,601
Standby letters of credit	3,817	3,535

Total	$38,470	$42,136

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Certain commitments have fixed expiration dates, or other termination clauses, and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

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

Note 17.    Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	December 31,
	2007	2006
	(dollars in thousands)
Assets
Cash	$1,455	$5,958
Receivable from subsidiaries	57	—
Investment securities available-for-sale-at-fair value	300	400
Investment in banking subsidiary	23,811	18,004
Investment in other subsidiary	186	186
Other assets	—	14

Total assets	$25,809	$24,562

Liabilities and Shareholders' Equity
Payable to subsidiaries	$—	$3
Short-term borrowings	—	450
Junior subordinated debentures	6,186	6,186
Other liabilities	43	30

Total liabilities	6,229	6,669

Common stock	15	15
Additional paid-in capital	14,687	14,652
Retained earnings	4,901	3,341
Accumulated other comprehensive income (loss)	(23)	(115)

Total shareholders' equity	19,580	17,893

Total liabilities and shareholders' equity	$25,809	$24,562

Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Dividend income	$12	$—	$—
Interest income	165	16	3
Securities gains	27	—	—

Total Income	204	16	3

Expenses:
Interest on short-term borrowings	2	38	29
Interest on long-term borrowings	—	10	7
Interest on junior subordinated debentures	405	18	—
Other	32	32	16

Total expenses	439	98	52

Loss before provision for income taxes and equity in undistributed earnings of subsidiaries	(235)	(82)	(49)
Provision for income tax benefits	(80)	(28)	(18)

Loss before equity in undistributed earnings of subsidiaries	(155)	(54)	(31)
Equity in undistributed earnings of subsidiaries	1,715	1,974	1,863

Net income	$1,560	$1,920	$1,832

Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,560	$1,920	$1,832
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,715)	(1,974)	(1,863)
Securities gains	(27)	—	—
(Increase) decrease in receivable from subsidiaries	(57)	34	147
Decrease (increase) in other assets	14	(27)	(48)
(Decrease) increase in payable to subsidiaries	(3)	30	30
Increase (decrease) in other liabilities	13		(147)

Net cash used in operating activities	(215)	(17)	(49)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	—	(150)
Proceeds from sales of investment securities available for sale	127	—	—
Investment in banking subsidiary	(4,000)	—	—
Investment in FCBI Statutory Trust I	—	(186)	—

Net cash used in financing activities	(3,873)	(186)	(150)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	—
Repayment of short-term borrowings	(450)	—	—
Proceeds from issuance of long-term borrowings	—	—	250
Repayment of long-term borrowings	—	(250)	—
Proceeds from issuance of junior subordinated debentures	—	6,186	—
Proceeds from issuance of common stock	20	—	12
Excess tax benefit from equity-based awards	15	—	8

Net cash (used in) provided by financing activities	(415)	5,936	270

Net (decrease) increase in cash	(4,503)	5,733	71
Beginning cash	5,958	225	154

Ending cash	$1,455	$5,958	$225

Note 18.    Quarterly Results of Operations (unaudited):

        The following is a summary of the Company's unaudited quarterly results of operations:

	2007
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share amounts)
Interest income	$4,260	$4,265	$3,997	$3,725
Interest expense	2,147	2,115	1,938	1,777
Net interest income	2,113	2,150	2,059	1,948
Provision for loan losses	250	50	125	66
Securities gains	27	—	—	—
Gain from insurance proceeds	230	—	—	—
Noninterest income (excluding gains)	127	100	97	86
Noninterest expenses	1,521	1,598	1,549	1,504
Income before income taxes	726	602	482	464
Provision for income taxes	232	194	147	141
Net income	494	408	335	323
Basic earnings per share	0.34	0.28	0.23	0.22
Diluted earnings per share	0.33	0.27	0.22	0.21

	2006
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share amounts)
Interest income	$3,587	$3,534	$3,440	$3,174
Interest expense	1,596	1,484	1,355	1,214
Net interest income	1,991	2,050	2,085	1,960
Provision for loan losses	33	60	60	60
Noninterest income	99	80	74	85
Noninterest expenses	1,370	1,372	1,302	1,185
Income before income taxes	687	698	797	800
Provision for income taxes	227	230	284	321
Net income	460	468	513	479
Basic earnings per share	0.32	0.32	0.35	0.33
Diluted earnings per share	0.30	0.31	0.34	0.31

BUSINESS

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the State of Maryland in August 2000 and commenced banking operations in October 2001. The Bank, headquartered in Frederick, Maryland, currently operates out of its main office and three branch offices. The Bank was organized by successful members of the business community in Frederick, Maryland and an experienced senior management team to operate as a local business bank alternative to the superregional financial institutions, which dominate its primary market area. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. The Bank's mission is to serve the needs of the business and professional community of Frederick County by building long-term relationships. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. The Bank also seeks to become an integral part of the community, a responsible citizen and make decisions based on what is good for the community. The Bank operates out of its main office in Frederick, Maryland, two branch offices in Frederick, Maryland and a branch office in Walkersville, Maryland.

        The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 to the consolidated financial statements for additional disclosures.

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

        Source of Business.    Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Bank's business development strategies. The Bank provides services from its centrally located main office in Frederick Maryland, one branch on both the north and south sides of Frederick City, along with its branch in Walkersville, Maryland, which it believes complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank's offices. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Bank plans to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

        The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank's customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

        Location and Market Area.    The headquarters for Bancorp and the Bank is located at 9 North Market Street, Frederick, Maryland 21701, in downtown Frederick. The Bank's main banking office is located at 30 West Patrick Street, Frederick, Maryland and has two branches located in Frederick, Maryland, one at 198 Thomas Johnson Drive, and the second at 6910 Crestwood Boulevard. The third branch is located in Walkersville, Maryland at 200 Commerce Drive. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past seven years. Other than the Bank, no commercial bank based in Frederick County has been organized since 1989, and since the acquisition of FCNB Bank by BB&T Corporation in 2001 and Farmers and Mechanics Bank by Mercantile Bankshares Corporation in 2003, and subsequently by PNC Financial Services Group, Inc. in 2007, there are no other financial institutions based in Frederick City which are not affiliated with a larger regional or superregional organization. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

        Frederick County, located in central Maryland, had a 2006 population of approximately 222,938. This represented an increase of 14.2% from 2000. The population of Frederick County is anticipated to continue to grow, to approximately 238,000 in 2010 and 281,710 in 2020. Frederick City has experienced similar population growth, resulting in a 2003 population of approximately 56,128.

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

Employees

        At February 1, 2008, the Company employed fifty-five (55) persons on a full-time basis, two (2) of which are executive officers, and eight (8) persons on a part time basis. None of the Company's employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long-term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

Properties

        The main office of the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which expires in July 2011, at a current annual rent of $89,217; subject to annual increases of 3% per year, plus additional rent relating to common area fees and taxes. The Company has one 5-year renewal option.

        The Antietam branch is located at 198 Thomas Johnson Drive, Frederick, Maryland and consists of 3,168 square feet in a 75,000 square foot building. The property is occupied under a five (5)-year lease, which expires in May 2012, at a current annual rent of $50,688; plus additional rent relating to common area fees and taxes. The Company has two 5-year renewal options.

        The Company leases approximately 3,800 square feet of office space located at 7 North Market Street, Frederick, Maryland, used for the Company's operations center, in a building owned by a limited liability company owned by three shareholders/directors. The lease term will expire in July 2008. Pursuant to this lease, the current annual payments are $54,184 and are subject to annual increases of 5% per year. The Company has one 3-year renewal option.

        The Company leases approximately 2,418 square feet of office space at 9 North Market Street, Frederick, Maryland, which it uses as the headquarters location for the Bancorp and the Bank, with the same limited liability company mentioned above. The lease will expire in January 2010. Pursuant to this lease, the current annual payments are $36,555 and are subject to annual increases of 3% per year. The Company has two 5-year renewal options.

        The Company owns the premises for its branches located at 6910 Crestwood Boulevard, Frederick Maryland and 200 Commerce Drive, Walkersville, Maryland.

        The Company also owns 1.775 acres of vacant land at 8401 Progress Court in Frederick, Maryland which will be used for future expansion.

        The Company believes that its existing facilities outlined above are adequate to conduct the Company's business.

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

        The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund and not for the purpose of protecting shareholders.

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

        Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank's earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly, as it relates to monetary policy, the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

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

        USA Patriot Act.    Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

        Deposit Insurance Premiums.    Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution's assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV. The level of rates are subject to periodic adjustment by the FDIC.

RISK FACTORS

        An investment in our common stock involves various risks. The following is a summary of certain risks identified by us as affecting our business. You should carefully consider the risk factors listed below, as well as other cautionary statements made in this Annual Report on Form 10-K, and risks and uncertainties which we may identify in our other reports and documents filed with the Securities and Exchange Commission or other public announcements. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, which relate to the banking and financial services industries, in general, or which we do not believe are material, may cause earnings to be lower, or hurt our future financial condition. You should read this section together with the other information in this Annual Report on Form 10-K.

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

        We have a substantial amount of loans secured by real estate in the Frederick, Maryland area as collateral, and substantially all of our loans are to borrowers in that area. At December 31, 2007, 49%

of our loans were commercial real estate loans, 13% of construction and land development loans and an additional 13% were commercial and industrial loans, which are not primarily secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions, in our market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

We may not be able to successfully manage continued growth.

        We intend to seek further growth in the level of our assets and deposits and the number of our branches, both within our existing footprint and possibly to expand our footprint in neighboring counties. We cannot be certain as to our ability to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future, which would adversely affect our financial condition and results of operations.

        Most of the loans in our loan portfolio were originated within the past four years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio, although there can be no assurance that more seasoned loans will be of higher quality or perform better. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be somewhat higher than current levels. Defaults on loans would negatively affect our financial condition, results of operations and financial prospects.

Losses related to any single loan could have a significant impact on our financial conditions and results of operations.

        As a result of our focus on commercial and commercial real estate and construction lending, our loan portfolio is currently comprised of a relatively small number of loans, many of which have balances in excess of 5% of our shareholder's equity. Commercial, commercial real estate and construction loans tend to have larger balances than single family mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan chargeoffs, which could have an adverse impact on our results of operations and financial condition.

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

        While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary.

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

        Our common stock currently trades on the OTC Bulletin Board market and trading volume to date has been minimal, averaging about 199 shares per day over the 12 months ended December 31, 2007, and there can be no assurance that an active and liquid market for the common stock will develop.

The number of shares owned by our directors and executive officers could make it more difficult, or impossible, to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions. Your interests may not be the same as those of the Board and management.

        Our directors and executive officers and their affiliates own approximately 28.6% of the outstanding common stock as of December 31, 2007. By voting against a proposal submitted to shareholders, our directors and officers, as a group, may be able to block, or make approval more difficult to obtain, for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales and amendments to the Articles of Incorporation.

We have no current plans to pay cash dividends.

        The Bank is our principal revenue producing operation. As a result, the ability to pay cash dividends to shareholders largely depends on receiving dividends from the Bank. The amount of dividends that a bank may pay is limited by state and federal laws and regulations. Even if we have earnings in an amount sufficient to pay cash dividends, our Board of Directors may decide to retain earnings for the purpose of financing growth. We have no current plans to commence paying cash dividends.

Changes in interest rates and other factors beyond our control could have an adverse impact on our earnings.

        Our operating income and net income depend to a great extent on our net interest margin—the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors, which are beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.

        Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. A significant portion of our deposits, 15.2% at December 31, 2007, are noninterest bearing demand deposits.

        These changes or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

Banking regulators have broad regulatory powers, but bank regulations are primarily designed to protect depositors and not investors.

        We are subject to supervision by a variety of governmental regulatory agencies at both the federal and state levels. Regulations promulgated by these agencies, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and may adversely affect our earnings and growth. Most of the regulations promulgated by federal and state bank regulatory agencies are designed to protect depositors, and the deposit insurance fund, not investors. In particular, these regulations may limit our growth and the return to investors by restricting activities such as the payment of dividends, investments, loans and interest rates, interest rates paid on deposits, the creation of branch offices or other financial transactions.

Market for Common Stock and Dividends

        Market for Common Stock.    Our common stock is not traded on any organized exchange, including the Nasdaq Stock Market. As of December 31, 2007, two market makers offered to make a market in the common stock in the over the counter "bulletin board" market under the symbol "FCBI". The common stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the common stock during each calendar quarter for 2007 and 2006. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2007, there were 1,460,602 shares of common stock outstanding, held by approximately 658 shareholders of record.

	2007		2006
Quarter
	High Bid	Low Bid	High Bid	Low Bid
First	$34.50	$29.25	$40.00	$34.00
Second	$31.00	$27.05	$39.00	$36.05
Third	$28.00	$21.05	$37.50	$32.75
Fourth	$21.75	$18.00	$35.50	$32.50

        Dividends.    Neither Bancorp nor the Bank has paid any cash dividends to date. Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay without prior approval. Prior approval of the Federal Reserve is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, cash dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits.

        State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. Compliance with minimum capital requirements, as presently in effect, or as they may be amended from time to time, could limit the amount of dividends that the Bank may pay. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. Even if the Bank has earnings in an amount sufficient to pay cash dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Bank. Please refer to Note 13 to the consolidated financial statements included in this report for additional information.

        Stock Performance Comparison.    The following table compares the cumulative total return on a hypothetical investment of $100 in Bancorp's common stock at the closing price on December 31, 2002 through December 31, 2007, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (Total U.S.) and the NASDAQ Bank Index for the comparable period.

	December 31,
	2002	2003	2004	2005	2006	2007
Frederick County Bancorp, Inc.	100.00	128.87	230.93	313.40	284.54	168.25
Nasdaq Stock Market Index—(Total U.S.)	100.00	150.01	162.89	165.13	180.85	198.60
Nasdaq Bank Index	100.00	129.93	144.21	137.97	153.15	119.35

        Issuer Repurchases of Securities During the Fourth Quarter of 2007.    The following table provides information on the Company's purchase of its common stock during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1-31, 2007	—	N/A	—	—
November 1-30, 2007	—	N/A	—	—
December 1-31, 2007	—	N/A	—	146,000	(2)

(1)
On June 26, 2007, the Company's Board of Directors approved a share repurchase program that authorizes the repurchase of up to 146,000 shares of the Company's outstanding common stock, subject to a maximum expenditure of $4.5 million. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until June 30, 2012, or earlier termination of the program by the Board.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	128,010	$10.00	126,540
Equity compensation plans not approved by security holders	0	N/A	0
Total	128,010	$10.00	126,540

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

Tuesday, April 8, 2008—7:00 p.m.
Dutch's Daughter
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

Availability of 10-K Report

        The annual report on Form 10-K filed with the Securities and Exchange Commission is available without charge upon written request to:

  William R. Talley, Jr.
  Executive Vice President and Chief Financial Officer
  Frederick County Bancorp, Inc.
  7 North Market Street
  Frederick, Maryland 21701

Internet Access to Company Documents

        The Company provides access to its filings with the Securities and Exchange Commission at www.frederickcountybank.com. After accessing the web site, the filings are available upon selecting "About FCB" and then "Investor Relations." Reports available include the annual report on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

Principal Affiliate

Balance Sheet

	December 31, 2007
	Assets		Liabilities and Equity
	(Dollars in thousands)
Frederick County Bank	Cash and due from banks	$3,828	Total deposits	$220,682
9 North Market Street	Earning assets	246,202	Long-term borrowings	10,000
Frederick, MD 21701 301-620-1400	Allowance for loan losses	(2,640)	Accrued interest and other liabilities	1,012
Four Offices	Other assets	8,115	Shareholders' equity	23,811

	Total liabilities and shareholders' equity	$255,505	Total assets	$255,505

	Net income	$1,715

Exhibits and Financial Statement Schedules.

        The following financial statements are included in this report:

    Reports of Independent Registered Public Accounting Firms

    Consolidated Balance Sheets at December 31, 2007 and 2006

    Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005

    Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

    Notes to Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
4(b)	Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators(3)
4(c)	Guarantee Agreement dated as of dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(d)	Amendment to Employment Agreement between the Bank and Martin S. Lapera(7)
10(e)	Amendment to Employment Agreement between the Bank and William R. Talley, Jr.(8)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(9)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(9)
10(h)	Loan Agreement with Atlantic Central Bankers Bank(10)
10(i)	Promissory Note with Atlantic Central Bankers Bank(10)
11	Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the consolidated financial statements for the year ended December 31, 2007.
21	Subsidiaries of the Registrant
23(a)	Consent of Stegman & Company
23(b)	Consent of McGladrey & Pullen, LLP
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(4)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (no. 333-111761).

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2005.

(6)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 24, 2005.

(7)
Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 12, 2007.

(8)
Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 12, 2007.

(9)
Incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

(10)
Incorporated by reference to Exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission.

SIGNATURES

        In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.
DATE: February 15, 2008	By:	/s/ MARTIN S. LAPERA Martin S. Lapera President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 15, 2008.

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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Rate Sensitivity Gap Analysis December 31, 2007
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
DISCLOSURE CONTROLS AND PROCEDURES
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Statements of Income
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows
FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
BUSINESS
RISK FACTORS
SIGNATURES