Form 10-Q
period 2008-03-31
FREDERICK COUNTY BANCORP INC
filed 2008-05-08
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,460,602 shares of Common Stock outstanding as of April 18, 2008.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands)	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$4,282	$3,828
Federal funds sold	11,518	6,864
Interest-bearing deposits in other banks	5,368	1,674
Cash and cash equivalents	21,168	12,366
Investment securities available-for-sale at fair value	24,936	27,512
Restricted stock	1,479	1,440
Loans	210,279	209,011
Less: Allowance for loan losses	(2,470)	(2,640)
Net loans	207,809	206,371
Bank premises and equipment	5,447	5,512
Other assets	2,396	2,790
Total assets	$263,235	$255,991

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$33,240	$33,357
Interest-bearing deposits	191,156	185,871
Total deposits	224,396	219,228
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	2,544	997
Total liabilities	243,126	236,411

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,602 and 1,460,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,687	14,687
Retained earnings	5,201	4,901
Accumulated other comprehensive income (loss)	206	(23)
Total shareholders’ equity	20,109	19,580
Total liabilities and shareholders’ equity	$263,235	$255,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2008	2007
Interest income:
Interest and fees on loans	$3,610	$3,207
Interest and dividends on investment securities:
Interest – taxable	198	236
Interest – tax exempt	99	99
Dividends	22	17
Interest on federal funds sold	77	107
Other interest income	10	59
Total interest income	4,016	3,725
Interest expense:
Interest on deposits	1,774	1,674
Interest on other short-term borrowings	—	2
Interest on long-term borrowings	115	—
Interest on junior subordinated debentures	101	101
Total interest expense	1,990	1,777
Net interest income	2,026	1,948
Provision for loan losses	120	66
Net interest income after provision for loan losses	1,906	1,882
Noninterest income:
Gain on sale of foreclosed properties	15	—
Service fees	59	46
Other operating income	78	40
Total noninterest income	152	86
Noninterest expense:
Salaries and employee benefits	959	905
Occupancy and equipment expenses	299	260
Other operating expenses	388	339
Total noninterest expense	1,646	1,504
Income before provision for income taxes	412	464
Provision for income taxes	112	141
Net income	$300	$323
Basic earnings per share	$0.21	$0.22
Diluted earnings per share	$0.20	$0.21
Basic weighted average number of shares outstanding	1,460,602	1,458,669
Diluted weighted average number of shares outstanding	1,509,048	1,523,749

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended March 31,

(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balance, January 1, 2007	1,458,602	$15	$14,652	$3,341	$(115)	$17,893
Comprehensive income:
Net income	—	—	—	323	—	323
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $36	—	—	—	—	57	57
Comprehensive income						380
Shares issued under stock option transactions	2,000	—	35	—	—	35
Balance, March 31, 2007	1,460,602	$15	$14,687	$3,664	$(58)	$18,308
Balance, January 1, 2008	1,460,602	$15	$14,687	$4,901	$(23)	$19,580
Comprehensive income:
Net income	—	—	—	300	—	300
Changes in net unrealized gains on securities available for sale, net of income taxes of $149	—	—	—	—	229	229
Comprehensive income						529
Balance, March 31, 2008	1,460,602	$15	$14,687	$5,201	$206	$20,109

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$300	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	74
Deferred income taxes (benefits)	35	(23)
Provision for loan losses	120	66
Net (discount accretion) premium amortization on investment securities	(6)	3
Gain on sale of foreclosed property	(15)	—
Decrease in accrued interest and other assets	345	—
Increase (decrease) in accrued interest and other liabilities	1,413	(270)
Net cash provided by operating activities	2,275	173
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(2,124)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	2,959	966
Purchases of restricted stock	(39)	(7)
Net increase in loans	(2,008)	(9,790)
Purchases of bank premises and equipment	(18)	(15)
Proceeds from sale of foreclosed property	465	—
Net cash provided by (used in) investing activities	1,359	(10,970)
Cash flows from financing activities:
Net increase (decrease) in NOW, money market accounts, savings accounts and noninterest-bearing deposits	5,150	(949)
Net increase in time deposits	18	6,752
Repayment of short-term borrowings	—	(450)
Proceeds from issuance of common stock	—	35
Net cash provided by financing activities	5,168	5,388
Net increase (decrease) in cash and cash equivalents	8,802	(5,409)
Cash and cash equivalents – beginning of period	12,366	26,483
Cash and cash equivalents – end of period	$21,168	$21,074
Supplemental cash flow disclosures:
Interest paid	$1,898	$1,789
Income taxes paid	$24	$—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2007 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  On January 1, 2008, the Company adopted SFAS 157 and determined that it did not have any material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This Statement permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This pronouncement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Effective January 1, 2008, the Company is able to elect the fair value option for certain assets and liabilities but has not yet elected to do so, and therefore SFAS 159 did not have any material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), Business Combinations.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of March 31, 2008 and 2007, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2008	2007
Net income	$300	$323
Basic earnings per share	$0.21	$0.22
Diluted earnings per share	$0.20	$0.21
Basic weighted average number of shares outstanding	1,460,602	1,458,669
Effect of dilutive securities – stock options	48,446	65,080
Diluted weighted average number of shares outstanding	1,509,048	1,523,749

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company follows the guidance of the Statements of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation and No. 123(R) Share-Based Payment.   As of December 31, 2006, all outstanding stock options were fully vested.  No stock options were granted in 2007 or 2008 and, accordingly, net income and earnings per share have not been affected by stock-based compensation.   Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2008 and December 31, 2007:

Available-for-sale portfolio

March 31, 2008

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$499	$7	$—	$506	4.74%
Due after one year through five years	2,482	68	5	2,545	4.81%
Due after five years through ten years	701	—	18	683	4.99%
State and political subdivisions:
Due after one year through five years	101	1	—	102	4.51%
Due after five years through ten years	2,825	44	—	2,869	5.53%
Due after ten years	6,894	113	14	6,993	5.91%
Mortgage-backed debt securities	10,793	151	6	10,938	4.91%
Equity securities	300	—	—	300	—%
	$24,595	$384	$43	$24,936	5.19%

December 31, 2007

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,495	$—	$1	$1,494	5.09%
Due after one year through five years	3,549	13	13	3,549	4.96%
Due after five years through ten years	718	—	15	703	4.99%
State and political subdivisions:
Due within one year through five years	200	—	6	194	4.64%
Due after five years through ten years	3,186	24	13	3,197	5.57%
Due after ten years	6,435	32	61	6,406	5.94%
Mortgage-backed debt securities	11,666	70	67	11,669	4.77%
Equity securities	300	—	—	300	—%
	$27,549	$139	$176	$27,512	5.13%

March 31, 2008

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$1,023	$5	$682	$18	$1,705	$23
State and political subdivisions	379	1	779	5	1,158	6
Mortgage-backed debt securities	1,651	14	—	—	1,651	14
Total temporarily impaired securities	$3,053	$20	$1,461	$23	$4,514	$43

December 31, 2007

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$2,547	$7	$1,439	$22	$3,986	$29
State and political subdivisions	4,748	71	290	9	5,038	80
Mortgage-backed debt securities	813	2	5,382	65	6,195	67
Total temporarily impaired securities	$8,108	$80	$7,111	$96	$15,219	$176

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

The estimated fair values of investment securities available-for-sale have been determined using Level 2 inputs as defined in SFAS No. 157.

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Federal Home Loan Bank of Atlanta	$910	$871
Federal Reserve Bank	529	529
Atlantic Central Bankers Bank	40	40
	$1,479	$1,440

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	March 31,	% of	December 31,	% of
(dollars in thousands)	2008	Loans	2007	Loans
Real estate loans:
Construction and land development	$24,176	11%	$28,077	13%
Mortgage loans:
Secured by 1 to 4 family residential properties	38,270	18%	38,414	18%
Secured by multi-family (5 or more) residential properties	9,492	5%	5,926	3%
Secured by commercial properties	106,140	50%	101,920	49%
Secured by farm land	6,745	3%	5,570	3%
Total mortgage loans	160,647	76%	151,830	73%
Loans to farmers	49	—%	50	—%
Commercial and industrial loans	23,383	12%	27,281	13%
Loans to individuals for household, family and other personal expenditures	2,024	1%	1,773	1%
	$210,279	100%	$209,011	100%
Less allowance for loan losses	(2,470)		(2,640)
Net loans	$207,809		$206,371

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Average total loans outstanding during period	$210,436	$177,404
Balance at beginning of period	$2,640	$2,166
Recoveries of loans previously charged-off (consumer)	9	—
Loans charged-off (commercial and industrial)	(223)	—
Loans charged-off (commercial real estate)	(76)	—
Loans charged-off (consumer)	—	(6)
Net charge-offs	(290)	(6)
Provision charged to operating expenses	120	66
Balance at end of period	$2,470	$2,226
Ratios of net charge-offs to average loans	0.14%	—%

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2008	2007
Noninterest-bearing demand deposits	$33,240	$33,357
Interest-bearing demand deposits:
NOW accounts	14,727	12,197
Money market accounts	40,428	38,179
Savings accounts	4,216	3,727
Certificates of deposit:
$ 100,000 or more	59,405	60,556
Less than $100,000	72,380	71,212
Total deposits	$224,396	$219,228

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6,000,000 of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186,000. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.   If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.  The proceeds from this issuance were used to repay a $450,000 short-term debt obligation that matured in January 2007 and the remaining proceeds will be used to supplement the Company’s capital for continued growth and other general corporate purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At March 31, 2008 and December 31, 2007, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  There are two convertible advances in the amounts of $5,000,000 each, which are both at a rate of 4.56%, with a maturity dates of April 27, 2012 and September 4, 2012, unless called on April 27, 2009 or September 4, 2010, respectively, by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007

Salaries	$812	$761
Bonus	—	13
Deferred Personnel Costs	(26)	(37)
Payroll Taxes	68	78
Employee Insurance	57	47
Other Employee Benefits	48	43
Depreciation	82	74
Rent	79	50
Utilities	26	27
Repairs and Maintenance	58	55
ATM Expense	23	23
Other Occupancy and Equipment Expenses	31	31
Postage and Supplies	17	22
Data Processing	88	94
Advertising and Promotion	81	56
Legal	12	9
Insurance	12	11
Consulting	1	11
Courier	5	12
Audit Fees	61	59
Other	111	65
	$1,646	$1,504

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

The Company made contributions to the Plan in the amount of $35,000 for the each of the first three-month periods in 2008 and 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2008.

As of March 31, 2008, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2008 and December 31, 2007 are presented in the following tables.

March 31, 2008

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$25,903	11.18%	$9,271	4.00%	N/A	N/A
Bank	$24,209	10.47%	$9,251	4.00%	$13,877	6.00%

Total Capital
To Risk-Weighted Assets
Company	$28,373	12.24%	$18,542	8.00%	N/A	N/A
Bank	$26,679	11.54%	$18,503	8.00%	$23,128	10.00%

Tier 1 Capital
To Average Assets
Company	$25,903	10.04%	$10,318	4.00%	N/A	N/A
Bank	$24,209	9.40%	$10,299	4.00%	$12,874	5.00%

December 31, 2007

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$25,603	11.14%	$9,193	4.00%	N/A	N/A
Bank	$23,834	10.39%	$9,173	4.00%	$13,760	6.00%

Total Capital
To Risk-Weighted Assets
Company	$28,243	12.29%	$18,385	8.00%	N/A	N/A
Bank	$26,474	11.54%	$18,347	8.00%	$22,933	10.00%

Tier 1 Capital
To Average Assets
Company	$25,603	9.88%	$10,368	4.00%	N/A	N/A
Bank	$23,834	9.21%	$10,348	4.00%	$12,935	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2008, there have been no shares repurchased by the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to Frederick County Bancorp, Inc.’s (“Bancorp”) and Frederick County Bank’s (the “Bank” and together with Bancorp, the “Company”) beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters.  Such forward-looking statements are identified by terminology such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “likely”, “unlikely”, “continue”, or similar terms and are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company’s market area, the health of the real estate and construction market in the Company’s market area, the Company’s ability to develop and market new products and to enter new markets, competitive challenges in the Company’s market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward-looking statements contained herein.  Readers are cautioned against placing undue reliance on any such forward-looking statement.  In addition, the Company’s past results of operations do not necessarily indicate its future results.

General

The following paragraphs provide an overview of the financial condition and results of operations of the Company.  This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

Bancorp, the parent company for the Bank, its wholly-owned subsidiary, was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to their customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities in which the Bank invests.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  The Company also has a subsidiary called FCBI Statutory Trust I.  See Note 7 for additional disclosures.

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

Loans

Loans increased by $1.27 million, or 0.61%, from December 31, 2007, to a balance of $210.28 million as of March 31, 2008, and by $26.54 million, or 14.45% from March 31, 2007.  During the fourth quarter of 2007, the Company has taken on a more conservative lending approach which has slowed the rate of loan growth due to the current uncertainty in the economy.

Deposits

Deposits grew by $5.17 million, or 2.36%, from December 31, 2007 to a balance of $224.40 million as of March 31, 2008, and by $9.22 million, or 4.28% from March 31, 2007.  During the fourth quarter of 2007, the Company decided to slow its deposit growth in response to the slower loan growth as discussed above.  Since the deposit growth during the past year has mainly been in certificates of deposit, it was decided to lower these rates to slow the rate of growth in, or to reduce the aggregate amount of these deposits by allowing some of the higher rate certificates of deposit to mature without being renewed.

Three Months Ended March 31, 2008

Net income was $300,000 for the quarter ended March 31, 2008, as compared to $323,000 of net income for the same period in 2007.  The decrease in earnings for this quarter in 2008 is primarily related to an increase in the provision for loan losses in the amount of $54,000, which brought the total for 2008 to $120,000 as compared to $66,000 during the same period in 2007.  Basic earnings per share for the three months ended March 31, 2008 and 2007 were $0.21 and $0.22, respectively, and were based on weighted-average number of shares outstanding of 1,460,602 and 1,458,669, respectively.  Diluted earnings per share for the three months ended March 31, 2008 and 2007 were $0.20 and $0.21, respectively, and were based on weighted-average number of shares outstanding of 1,509,048 and 1,523,749, respectively.

The Company experienced an annualized return on average assets of 0.47% and 0.56% for the three-month periods ended March 31, 2008 and 2007, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.99% and 7.12% for the three-month periods ended March 31, 2008 and 2007, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended March 31,

	2008			2007
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$9,625	$77	3.21%	$8,029	$107	5.40%
Interest bearing deposits in other banks	1,385	10	2.90	4,404	59	5.43
Investment securities (1):
Taxable	17,530	220	5.03	21,722	253	4.72
Tax-exempt (2)	9,820	150	6.13	9,823	150	6.19
Loans (3)	210,436	3,624	6.91	177,404	3,217	7.35
Total interest-earning assets	248,796	4,081	6.58	221,382	3,786	6.94
Noninterest-earning assets	9,263			8,432
Total assets	$258,059			$229,814

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,234	6	0.20%	$12,452	6	0.20%
Savings accounts	4,178	5	0.48	2,648	3	0.46
Money market accounts	38,768	235	2.43	31,177	211	2.74
Certificates of deposit $100,000 or more	59,731	700	4.70	62,655	726	4.70
Certificates of deposit less than $100,000	72,198	828	4.60	64,347	728	4.59
Short-term borrowings	—	—	—	125	2	6.49
Long-term borrowings	10,000	115	4.61	—	—	—
Junior subordinated debentures	6,186	101	6.55	6,186	101	6.62
Total interest-bearing liabilities	203,295	1,990	3.93	179,590	1,777	4.01
Noninterest-bearing deposits	33,797			31,379
Noninterest-bearing liabilities	932			699
Total liabilities	238,024			211,668
Total shareholders’ equity	20,035			18,146
Total liabilities and shareholders’ equity	$258,059			$229,814
Net interest income		$2,091			$2,009
Net interest spread			2.65%			2.93%
Net interest margin			3.37%			3.68%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $51,000 in 2008 and 2007 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $14,000 in 2008 and $10,000 in 2007 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $4,000 in 2008 and $10,000 in 2007.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended March 31, 2008 compared to 2007
	Increase (decrease) Due to		Net Increase
(dollars in thousands)	Volume	Rate(1)	(Decrease)
Interest income
Interest-earning assets:
Federal funds sold	$22	$(52)	$(30)
Interest-bearing deposits in other banks	(41)	(8)	(49)
Investment securities:
Taxable	(50)	17	(33)
Tax-exempt	—	—	—
Loans	607	(200)	407
Total interest income	538	(243)	295

Interest expense
Interest-bearing liabilities:
NOW accounts	—	—	—
Savings accounts	2	—	2
Money market accounts	52	(28)	24
Certificates of deposit $100,000 or more	(34)	8	(26)
Certificates of deposit less than $100,000	90	10	100
Short-term borrowings	(2)	—	(2)
Long-term borrowings	115	—	115
Junior subordinated debentures	—	—	—
Total interest expense	223	(10)	213
Net interest income	$315	$(233)	$82

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

Net interest income (on a taxable-equivalent basis) was $2.09 million in 2008 and $2.01 million in 2007.  The increase in interest income was primarily driven by the volume of loans in the loan portfolio.  Average earning assets increased by $27.41 million, or 12.38%, since March 31, 2007.  The yield on earning assets in 2008 decreased to 6.58% from 6.94% in 2007, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 300 bps since September 2007.  The decrease of 8 basis points in the rate paid on interest-bearing liabilities primarily is the result of the higher average balances in the money market accounts, along with less reliance on jumbo certificates of deposit.  The Company’s net interest margin was 3.37% and 3.68%, and the net interest spread was 2.65% and 2.93%, for the three-month periods ended March 31, 2008 and 2007, respectively.  This decrease relates primarily to the reduced yields earned on the loan portfolio and federal funds sold.

Interest expense increased 11.99% from $1.78 million in 2007 to $1.99 million in 2008 due to the 13.20% increase in volume of average interest-bearing liabilities, which was partially offset by a decrease in the related rates paid on such interest-bearing liabilities, which decreased to 3.93% in 2008 from 4.01% in 2007.

Noninterest Income

Noninterest income was $152,000 and $86,000 for the three-month periods ended March 31, 2008 and 2007, respectively.  Included in the 2008 noninterest income is a $15,000 gain from the sale of a foreclosed property.  The most significant increase relates to sweep management fees, ATM interchange fees, NSF fees and mortgage fee income, which increased $10,000, $8,000, $7,000 and $7,000, respectively.

Noninterest Expense

See Note 8 to the unaudited consolidated financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expense.

Noninterest expense amounted to $1.65 million and $1.50 million for the three-month periods in 2008 and 2007, respectively.  The changes in noninterest expense are principally related to an increase in personnel costs, rent and advertising.  Salaries expense in 2008 was $812,000, up $51,000 from the salaries expense incurred in the same period in 2007.  This increase of 6.70% is for the additional costs of adding four (4) new employees along with moderate employee pay increases.  The major reason for the increase in rent expense is due to the new Antietam Office which relocated to a larger facility after the fire destroyed the previous location in February 2007.

Income Taxes

During the three months ended March 31, 2008, the Company incurred $112,000 of income tax expense compared to $141,000 during the same period in 2007.  The effective tax rates for these three-month periods in 2008 and 2007 were 27.18% and 30.39%.  The decline in income tax expense is due to the lower pre-tax income in 2008 along with an income tax benefit of $19,000 the Company recognized on $2.36 million of deferred tax assets as a result of the change in the Maryland income tax rate from 7.0% to 8.25% which became effective January 1, 2008.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(50.54) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2008, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2008.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.

Interest Rate Sensitivity Gap Analysis

March 31, 2008

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$11,518	$—	$—	$—	$11,518
Interest-bearing deposits in other banks	5,368	—	—	—	5,368
Investment securities(1)	2,275	3,693	3,371	15,297	24,636
Loans	77,612	48,733	60,771	23,163	210,279
Total interest-earning assets	96,773	52,426	64,142	38,460	251,801

Liabilities
Savings and NOW accounts	948	1,894	1,894	14,207	18,943
Money Market accounts	2,021	4,043	4,043	30,322	40,429
Certificates of deposit	87,938	43,236	610	—	131,784
Long-term borrowings	—	10,000	—	—	10,000
Junior subordinated debentures	—	—	6,186	—	6,186
Total interest-bearing liabilities	90,907	59,173	12,733	44,529	207,342
Interest rate sensitivity gap	$5,866	$(6,747)	$51,409	$(6,069)	$44,459
Cumulative interest rate sensitivity gap	$5,866	$(881)	$50,528	$44,459
Cumulative gap ratio as a percentage of total assets	2.23%	(0.33)%	19.20%	16.89%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 0.67%.  With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 1.30%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended March 31, 2008 and 2007 was $120,000 and $66,000, respectively.  The loan growth was $1.27 million since December 31, 2007 and $26.54 million since March 31, 2007.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At March 31, 2008 and December 31, 2007, the allowance for loan losses was $2.47 million and $2.64 million, respectively.  The decline in the allowance from December 31, 2007, reflects net charge-offs of $290,000, as compared to net charge-offs of $6,000 in the same period of 2007.  The increase in charge-offs is a result of one unsecured relationship in the amount of $223,000 and the write-down on the foreclosed property in the amount of $76,000 when it was transfer to other real estate owned.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The provision for loan losses included in the statements of operations serves to maintain the allowance at a level Management considers adequate.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.   At March 31, 2008 there were $1.86 million of loans deemed to be impaired, which had specific reserves of $275,000.  This included $1.63 million in nonaccrual loans and a $232,000 performing loan that is considered to be impaired.  These loans amount to $1.58 million in commercial real estate for three relationships and $307,000 in commercial and industrial loans for two relationships.

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

As of March 31, 2008, the real estate loan portfolio constituted 87% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  The Company has interest only home equity lines of credit with outstanding balances of $6.71 million of at March 31, 2008.

	Three Months Ended
(dollars in thousands)	March 31, 2008	March 31, 2007
Average total loans outstanding during period	$210,436	$177,404
Balance at beginning of period	$2,640	$2,166
Recoveries of loans previously charged-off	9	—
Loans charged-off (commercial and industrial)	(223)	—
Loans charged-off (commercial real estate)	(76)	—
Loans charged-off (consumer)	—	(6)
Net charge-offs	(290)	(6)
Provision charged to operating expenses	120	66
Balance at end of period	$2,470	$2,226
Ratios of net charge-offs to average loans	0.14%	—%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	March 31,		December 31,
	2008	% of Loans	2007	% of Loans
Real estate-construction	$238	11%	$240	13%
Real estate-mortgage	1,711	76%	1,774	73%
Commercial and industrial loans	486	12%	532	13%
Loans to individuals for household, family and other personal expenditures	35	1%	94	1%
	$2,470	100%	$2,640	100%

	March 31,	December 31,
	2008	2007
Nonaccrual loans	$1,628	$310
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	1,628	310
Other real estate owned	—	—
Total nonperforming assets	$1,628	$310
Nonperforming assets to total assets	0.62%	0.12%

There were no other interest-bearing assets at March 31, 2008 or December 31, 2007 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of March 31, 2008 were as follows:

March 31,
2008
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$32,166
Standby letters of credit	3,178
Total	$35,344

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with no outstanding balance as of March 31, 2008 or December 31, 2007.  This facility matures on May 1, 2009, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of March 31, 2008 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2008, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2008, there have been no shares repurchased by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 18.

Item 4.           Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.             Legal Proceedings.  None

Item 1A.  Risk Factors   There have been no material changes to the risk factors as of March 31, 2008 from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Sales of Unregistered Securities.  None

(b)         Use of Proceeds.       Not Applicable.

(c)          Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2008	0	N/A	0	0
February 29, 2008	0	N/A	0	0
March 31, 2008	0	N/A	0	146,000	(2)

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10 (d)	Amendment to Employment Agreement between the Bank and Martin S. Lapera (7)
10 (e)	Amendment to Employment Agreement between the Bank and William R. Talley, Jr. (8)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(9)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(9)
10(h)	Loan Agreement with Atlantic Central Bankers Bank (10)
10(i)	Promissory Note with Atlantic Central Bankers Bank (10)
11	Statement Regarding Computation of Per Share Income – Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

(1)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
(3)	Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(7)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007.
(8)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 12, 2007.
(9)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date:	May 8, 2008	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date:	May 8, 2008	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer