Form 10-Q
period 2008-06-30
FREDERICK COUNTY BANCORP INC
filed 2008-08-12
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,460,602 shares of Common Stock outstanding as of July 31, 2008.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$4,781	$3,828
Federal funds sold	14,153	6,864
Interest-bearing deposits in other banks	329	1,674
Cash and cash equivalents	19,263	12,366
Investment securities available-for-sale at fair value	26,460	27,512
Restricted stock	1,509	1,440
Loans	209,969	209,011
Less: Allowance for loan losses	(2,584)	(2,640)
Net loans	207,385	206,371
Bank premises and equipment	5,385	5,512
Other assets	2,491	2,790
Total assets	$262,493	$255,991

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$35,155	$33,357
Interest-bearing deposits	188,832	185,871
Total deposits	223,987	219,228
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	2,256	997
Total liabilities	242,429	236,411

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,602 and 1,460,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,687	14,687
Retained earnings	5,470	4,901
Accumulated other comprehensive loss	(108)	(23)
Total shareholders’ equity	20,064	19,580
Total liabilities and shareholders’ equity	$262,493	$255,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$3,437	$3,452	$7,047	$6,659
Interest and dividends on investment securities:
Interest – taxable	203	231	401	467
Interest – tax exempt	99	99	198	198
Dividends	21	18	43	35
Interest on federal funds sold	57	117	134	224
Other interest income	22	80	32	139
Total interest income	3,839	3,997	7,855	7,722
Interest expense:
Interest on deposits	1,595	1,796	3,369	3,470
Interest on other short-term borrowings	—	—	—	2
Interest on long-term borrowings	116	41	231	41
Interest on junior subordinated debentures	101	101	202	202
Total interest expense	1,812	1,938	3,802	3,715
Net interest income	2,027	2,059	4,053	4,007
Provision for loan losses	120	125	240	191
Net interest income after provision for loan losses	1,907	1,934	3,813	3,816
Noninterest income:
Gain on sale of foreclosed properties	—	—	15	—
Service fees	61	43	120	89
Other operating income	68	54	145	94
Total noninterest income	129	97	280	183
Noninterest expense:
Salaries and employee benefits	960	927	1,919	1,832
Occupancy and equipment expenses	298	247	597	507
Other operating expenses	392	375	780	714
Total noninterest expense	1,650	1,549	3,296	3,053
Income before provision for income taxes	386	482	797	946
Provision for income taxes	116	147	228	288
Net income	$270	$335	$569	$658
Basic earnings per share	$0.18	$0.23	$0.39	$0.45
Diluted earnings per share	$0.18	$0.22	$0.38	$0.43
Basic weighted average number of shares outstanding	1,460,602	1,460,602	1,460,602	1,459,641
Diluted weighted average number of shares outstanding	1,507,087	1,521,376	1,508,066	1,522,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, (dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, March 31, 2007	1,458,602	$15	$14,687	$3,664	$(58)	$18,308
Comprehensive income:
Net income	—	—	—	335	—	335
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $148	—	—	—	—	(236)	(236)
Comprehensive income						99
Balance, June 30, 2007	1,458,602	$15	$14,687	$3,999	$(294)	$18,407
Balance, March 31, 2008	1,460,602	$15	$14,687	$5,200	$206	$20,108
Comprehensive income:
Net income	—	—	—	270	—	270
Changes in net unrealized gains on securities available for sale, net of income taxes of $205	—	—	—	—	(314)	(314)
Comprehensive income						(44)
Balance, June 30, 2008	1,460,602	$15	$14,687	$5,470	$(108)	$20,064

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended June 30, (dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, January 1, 2007	1,458,602	$15	$14,652	$3,341	$(115)	$17,893
Comprehensive income:
Net income	—	—	—	658	—	658
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $113	—	—	—	—	(179)	(179)
Comprehensive income						479
Shares issued under stock option transactions	2,000	—	35	—	—	35
Balance, June 30, 2007	1,458,602	$15	$14,687	$3,999	$(294)	$18,407
Balance, January 1, 2008	1,460,602	$15	$14,687	$4,901	$(23)	$19,580
Comprehensive income:
Net income	—	—	—	569	—	569
Changes in net unrealized gains on securities available for sale, net of income taxes of $55	—	—	—	—	(85)	(85)
Comprehensive income						484
Balance, June 30, 2008	1,460,602	$15	$14,687	$5,470	$(108)	$20,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$569	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	142
Deferred income taxes (benefits)	(12)	(68)
Provision for loan losses	240	191
Net (discount accretion) premium amortization on investment securities	(2)	5
Gain on sale of foreclosed property	(15)	—
Decrease (increase) in accrued interest and other assets	368	(308)
Increase in accrued interest and other liabilities	1,259	2,008
Net cash provided by operating activities	2,573	2,628
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(3,053)	(2,124)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	3,965	2,855
Purchases of restricted stock	(69)	(247)
Net increase in loans	(1,704)	(25,455)
Purchases of bank premises and equipment	(39)	(39)
Proceeds from sale of foreclosed property	465	—
Net cash used in investing activities	(435)	(25,010)
Cash flows from financing activities:
Net increase (decrease) in NOW, money market accounts, savings accounts and noninterest-bearing deposits	7,530	(1,029)
Net (decrease) increase in time deposits	(2,771)	13,327
Net decrease in short-term borrowings	—	(450)
Repayment of long-term debt	—	5,000
Proceeds from issuance of common stock	—	35
Net cash provided by financing activities	4,759	16,883
Net increase (decrease) in cash and cash equivalents	6,897	(5,499)
Cash and cash equivalents – beginning of period	12,366	26,483
Cash and cash equivalents – end of period	$19,263	$20,984
Supplemental cash flow disclosures:
Interest paid	$3,858	$3,687
Income taxes paid	$254	$285

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No.157.  This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS 163, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.  SFAS 163 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS 163 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users financial statements with enhanced understanding of: (a) How and why an entity uses derivatives instruments; (b) How derivative instruments and related hedged items are account for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 163 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.    The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of June 30, 2008 and 2007, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Net income	$270	$335	$569	$658
Basic earnings per share	$0.18	$0.23	$0.39	$0.45
Diluted earnings per share	$0.18	$0.22	$0.38	$0.43
Basic weighted average number of shares outstanding	1,460,602	1,460,602	1,460,602	1,459,641
Effect of dilutive securities – stock options	46,485	60,774	47,464	62,986
Diluted weighted average number of shares outstanding	1,507,087	1,521,376	1,508,066	1,522,627

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

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2008 and December 31, 2007:

Available-for-sale portfolio

June 30, 2008 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$499	$3	$—	$502	4.74%
Due after one year through five years	2,399	13	1	2,411	4.81%
Due after five years through ten years	677	—	14	663	4.99%
State and political subdivisions:
Due after one year through five years	101	—	1	100	4.51%
Due after five years through ten years	2,825	2	29	2,798	5.53%
Due after ten years	6,894	9	149	6,754	5.91%
Mortgage-backed debt securities	12,944	91	103	12,932	4.93%
Equity securities	300	—	—	300	—%
	$26,639	$118	$297	$26,460	5.18%

December 31, 2007 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,495	$—	$1	$1,494	5.09%
Due after one year through five years	3,549	13	13	3,549	4.96%
Due after five years through ten years	718	—	15	703	4.99%
State and political subdivisions:
Due within one year through five years	200	—	6	194	4.64%
Due after five years through ten years	3,186	24	13	3,197	5.57%
Due after ten years	6,435	32	61	6,406	5.94%
Mortgage-backed debt securities	11,666	70	67	11,669	4.77%
Equity securities	300	—	—	300	—%
	$27,549	$139	$176	$27,512	5.13%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
June 30, 2008 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$993	$1	$662	$14	$1,655	$15
State and political subdivisions	5,464	80	576	23	6,040	103
Mortgage-backed debt securities	8,253	179	—	—	8,253	179
Total temporarily impaired securities	$14,710	$260	$1,238	$37	$15,948	$297

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2007 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$2,547	$7	$1,439	$22	$3,986	$29
State and political subdivisions	4,748	71	290	9	5,038	80
Mortgage-backed debt securities	813	2	5,382	65	6,195	67
Total temporarily impaired securities	$8,108	$80	$7,111	$96	$15,219	$176

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

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2008 and December 31, 2007:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Federal Home Loan Bank of Atlanta	$910	$871
Federal Reserve Bank	559	529
Atlantic Central Bankers Bank	40	40
	$1,509	$1,440

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2008	Loans	2007	Loans
Real estate loans:
Construction and land development	$23,947	11%	$28,077	13%
Mortgage loans:
Secured by 1 to 4 family residential properties	35,459	17%	38,414	18%
Secured by multi-family (5 or more) residential properties	9,339	4%	5,926	3%
Secured by commercial properties	107,194	52%	101,920	49%
Secured by farm land	7,053	3%	5,570	3%
Total mortgage loans	159,045	76%	151,830	73%
Loans to farmers	49	—%	50	—%
Commercial and industrial loans	24,838	12%	27,281	13%
Loans to individuals for household, family and other personal expenditures	2,090	1%	1,773	1%
	209,969	100%	$209,011	100%
Less allowance for loan losses	(2,584)		(2,640)
Net loans	$207,385		$206,371

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Average total loans outstanding during period	$209,712	$189,013	$210,074	$183,241
Balance at beginning of period	$2,470	$2,226	$2,640	$2,166
Recoveries of loans previously charged-off (consumer)	—	—	9	—
Loans charged-off (commercial and industrial)	—	—	(223)	—
Loans charged-off (commercial real estate)	—	—	(76)	—
Loans charged-off (residential real estate)	(6)	—	(6)	—
Loans charged-off (consumer)	—	—	—	(6)
Net charge-offs	(6)	—	(296)	(6)
Provision charged to operating expenses	120	125	240	191
Balance at end of period	$2,584	$2,351	$2,584	$2,351
Ratios of net charge-offs to average loans	—%	—%	0.14%	—%

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2008	2007
Noninterest-bearing demand deposits	$35,155	$33,357
Interest-bearing demand deposits:
NOW accounts	14,693	12,197
Money market accounts	41,260	38,179
Savings accounts	3,885	3,727
Certificates of deposit:
$100,000 or more	57,429	60,556
Less than $100,000	71,565	71,212
Total deposits	$223,987	$219,228

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

At June 30, 2008 and December 31, 2007, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  There are two convertible advances in the amounts of $5,000,000 each, which are both at a rate of 4.56%, with a maturity dates of April 27, 2012 and September 4, 2012, unless called on April 27, 2009 or September 4, 2010, respectively, by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007

Salaries	$825	$791	$1,637	$1,552
Bonus	—	26	—	39
Deferred Personnel Costs	(25)	(41)	(51)	(78)
Payroll Taxes	60	60	128	138
Employee Insurance	55	46	112	93
Other Employee Benefits	45	45	93	88
Depreciation	84	68	166	142
Rent	75	66	154	116
Utilities	25	24	51	51
Repairs and Maintenance	51	42	109	97
ATM Expense	27	19	50	42
Other Occupancy and Equipment Expenses	36	28	67	59
Postage and Supplies	15	23	32	45
Data Processing	87	88	175	182
Advertising and Promotion	86	70	167	126
Legal	2	1	14	10
Insurance	13	12	25	23
Consulting	1	10	2	21
Courier	4	11	9	23
Audit Fees	62	58	123	117
Other	122	102	233	167
	$1,650	$1,549	$3,296	$3,053

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

The Company made contributions to the Plan in the amounts of $71,000 and $36,000 for the each of the first six-month and three-month periods ended June 30, 2008 and 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2008.

As of June 30, 2008, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2008 and December 31, 2007 are presented in the following tables.

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2008	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$26,172	11.19%	$9,354	4.00%	N/A	N/A
Bank	$24,538	10.52%	$9,334	4.00%	$14,001	6.00%

Total Capital
To Risk-Weighted Assets
Company	$28,756	12.30%	$18,707	8.00%	N/A	N/A
Bank	$27,122	11.62%	$18,668	8.00%	$23,335	10.00%

Tier 1 Capital
To Average Assets
Company	$26,172	10.02%	$10,449	4.00%	N/A	N/A
Bank	$24,538	9.41%	$10,429	4.00%	$13,037	5.00%

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2007	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$25,603	11.14%	$9,193	4.00%	N/A	N/A
Bank	$23,834	10.39%	$9,173	4.00%	$13,760	6.00%

Total Capital
To Risk-Weighted Assets
Company	$28,243	12.29%	$18,385	8.00%	N/A	N/A
Bank	$26,474	11.54%	$18,347	8.00%	$22,933	10.00%

Tier 1 Capital
To Average Assets
Company	$25,603	9.88%	$10,368	4.00%	N/A	N/A
Bank	$23,834	9.21%	$10,348	4.00%	$12,935	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2008, there have been no shares repurchased by the Company.

Note 11.  Fair Value

We group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1

Valuations for assets and liabilities traded in active exchange markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2

Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table shows details of the financial instruments as of June 30, 2008 for which we elected to apply the fair value option:

Significant
	Carrying		Other		Total Changes
	Value	Quoted	Observable	Trading	In Fair Values
	(Fair	Prices	Inputs	Gains and	Included In
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Losses)	Period Earnings

Securities available for sale	$26,460	—	$26,460	—	—

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

Loans

Loans increased by $958,000, or 0.46%, from December 31, 2007, to a balance of $209.97 million as of June 30, 2008, and by $10.57 million, or 5.30% from June 30, 2007.  During the fourth quarter of 2007, the Company has taken on a more conservative lending approach which has slowed the rate of loan growth due to the current uncertainty in the economy.

Deposits

Deposits grew by $4.76 million, or 2.17%, from December 31, 2007 to a balance of $223.99 million as of June 30, 2008, and by $2.31 million, or 1.04% from June 30, 2007.  During the fourth quarter of 2007, the Company decided to slow its deposit growth in response to the slower loan growth as discussed above.  Since the deposit growth during the past year has mainly been in certificates of deposit, it was decided to lower these rates to slow the rate of growth in, or to reduce the aggregate amount of these deposits by allowing some of the higher rate certificates of deposit to mature without being renewed.

Three Months Ended June 30, 2008

Net income was $270,000 for the quarter ended June 30, 2008, as compared to $335,000 of net income for the same period in 2007.  The decrease in earnings for this quarter in 2008 is primarily related to an increase in operating expenses of $101,000 that was partially offset by an increase in noninterest income of $32,000.  Basic earnings per share for the three months ended June 30, 2008 and 2007 were $0.18 and $0.23, respectively, and were based on weighted-average number of shares outstanding of 1,460,602 for each period.  Diluted earnings per share for the three months ended June 30, 2008 and 2007 were $0.18 and $0.22, respectively, and were based on weighted-average number of shares outstanding of 1,507,087 and 1,521,376, respectively.

The Company experienced an annualized return on average assets of 0.41% and 0.55% for the three-month periods ended June 30, 2008 and 2007, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.33% and 7.21% for the three-month periods ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008

Net income was $569,000 for the six months ended June 30, 2008, as compared to $658,000 of net income for the same period in 2007.  The decrease in earnings for this period in 2008 is primarily related to an increase in operating expenses of $243,000 that was partially offset by an increase in noninterest income of $97,000 and lower taxes in the amount of $60,000.  Basic earnings per share for the six months ended June 30, 2008 and 2007 were $0.39 and $0.45, respectively, and were based on weighted-average number of shares outstanding of 1,460,602 and 1,459,641, respectively.  Diluted earnings per share for the three months ended June 30, 2008 and 2007 were $0.38 and $0.43, respectively, and were based on weighted-average number of shares outstanding of 1,508,066 and 1,522,627, respectively.

The Company experienced an annualized return on average assets of 0.44% and 0.56% for the six-month periods ended June 30, 2008 and 2007, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.66% and 7.16% for the six-month periods ended June 30, 2008 and 2007, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2008			2007
Three Months Ended June 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$10,311	$57	2.22%	$9,097	$117	5.16%
Interest bearing deposits in other banks	4,411	22	2.00	6,126	80	5.24
Investment securities (1):
Taxable	18,120	224	4.96	21,311	249	4.69
Tax-exempt (2)	9,820	150	6.13	9,822	150	6.13
Loans (3)	209,712	3,451	6.60	189,013	3,466	7.36
Total interest-earning assets	252,374	3,904	6.20	235,369	4,062	6.92
Noninterest-earning assets	8,945			8,044
Total assets	$261,319			$243,413

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,379	13	0.42%	$12,812	5	0.16%
Savings accounts	3,922	5	0.51	2,948	4	0.54
Money market accounts	41,916	188	1.80	32,255	221	2.75
Certificates of deposit $100,000 or more	58,300	628	4.32	65,600	786	4.81
Certificates of deposit less than $100,000	72,147	761	4.23	67,490	780	4.64
Long-term borrowings	10,000	116	4.65	3,571	41	4.61
Junior subordinated debentures	6,186	101	6.55	6,186	101	6.55
Total interest-bearing liabilities	204,850	1,812	3.55	190,862	1,938	4.07
Noninterest-bearing deposits	35,408			33,365
Noninterest-bearing liabilities	785			598
Total liabilities	241,043			224,825
Total shareholders’ equity	20,276			18,588
Total liabilities and shareholders’ equity	$261,319			$243,413
Net interest income		$2,092			$2,124
Net interest spread			2.65%			2.85%
Net interest margin			3.32%			3.62%

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

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $14,000 in 2008 and 2007 are included in the calculation of the loan interest income. Net loan origination income (expense) in interest income totaled $(6,000) in 2008 and $9,000 in 2007.

	2008			2007
Six Months Ended June 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$9,968	$134	2.70%	$8,552	$224	5.28%
Interest bearing deposits in other banks	2,898	32	2.21	5,270	139	5.32
Investment securities (1):
Taxable	17,826	444	5.00	21,515	502	4.71
Tax-exempt (2)	9,820	300	6.13	9,822	300	6.16
Loans (3)	210,074	7,075	6.75	183,241	6,680	7.35
Total interest-earning assets	250,586	7,985	6.39	228,400	7,845	6.93
Noninterest-earning assets	9,067			8,220
Total assets	$259,653			$236,620

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,307	19	0.31%	$12,633	11	0.18%
Savings accounts	4,050	10	0.50	2,799	7	0.50
Money market accounts	40,353	423	2.10	31,719	432	2.75
Certificates of deposit $100,000 or more	59,015	1,328	4.51	64,137	1,512	4.75
Certificates of deposit less than $100,000	72,172	1,589	4.42	65,925	1,508	4.61
Short-term borrowings	—	—	—	62	2	6.51
Long-term borrowings	10,000	231	4.63	1,796	41	4.60
Junior subordinated debentures	6,186	202	6.55	6,186	202	6.58
Total interest-bearing liabilities	204,083	3,802	3.74	185,257	3,715	4.04
Noninterest-bearing deposits	34,602			32,378
Noninterest-bearing liabilities	859			614
Total liabilities	239,544			218,249
Total shareholders’ equity	20,109			18,371
Total liabilities and shareholders’ equity	$259,653			$236,620
Net interest income		$4,183			$4,130
Net interest spread			2.65%			2.89%
Net interest margin			3.35%			3.65%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $102,000 in 2008 and 2007 are included in the calculation of the tax-exempt investment interest income.

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $28,000 in 2008 and $21,000 in 2007 are included in the calculation of the loan interest income. Net loan origination income (expense) in interest income totaled $(2,000) in 2008 and $19,000 in 2007.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended June 30, 2008 compared to 2007			Six Months Ended June 30, 2008 compared to 2007
	Increase (decrease) Due to		Net Increase	Increase (decrease) Due to		Net Increase
(dollars in thousands)	Volume	Rate(1)	(Decrease)	Volume	Rate(1)	(Decrease)
Interest income
Interest-earning assets:
Federal funds sold	$16	$(76)	$(60)	$37	$(127)	$(90)
Interest-bearing deposits in other banks	(22)	(36)	(58)	(63)	(44)	(107)
Investment securities:
Taxable	(37)	12	(25)	(87)	29	(58)
Tax-exempt	—	—	—	—	—	—
Loans	381	(396)	(15)	986	(591)	395
Total interest income	338	(496)	(158)	873	(733)	140

Interest expense
Interest-bearing liabilities:
NOW accounts	—	8	8	—	8	8
Savings accounts	1	—	1	3	—	3
Money market accounts	66	(99)	(33)	119	(128)	(9)
Certificates of deposit $100,000 or more	(88)	(70)	(158)	(122)	(62)	(184)
Certificates of deposit less than $100,000	54	(73)	(19)	144	(63)	81
Short-term borrowings	—	—	—	(2)	—	(2)
Long-term borrowings	116	(41)	75	189	1	190
Junior subordinated debentures	—	—	—	202	(202)	—
Total interest expense	149	(275)	(126)	533	(446)	87
Net interest income	$189	$(221)	$(32)	$340	$(287)	$53

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

Three Months Ended June 30, 2008

Net interest income (on a taxable-equivalent basis) was $2.09 million in 2008 and $2.12 million in 2007. The decrease in interest income was primarily driven by the lower yield earned on the loan portfolio. Average earning assets increased by $17.01 million, or 7.22%, since June 30, 2007. The yield on earning assets in 2008 decreased to 6.20% from 6.92% in 2007, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 300 basis points since September 2007. The decrease of 52 basis points in the rate paid on interest-bearing liabilities primarily is the result of the higher average balances in the money market accounts, along with less reliance on higher cost certificates of deposit. The Company’s net interest margin was 3.32% and 3.62%, and the net interest spread was 2.65% and 2.85%, for the three-month periods ended June 30, 2008 and 2007, respectively. This decrease relates primarily to the reduced yields earned on the loan portfolio and federal funds sold.

Interest expense decreased 6.50% from $1.94 million in 2007 to $1.81 million in 2008 due to the reduced rates paid on interest-bearing liabilities, which decreased to 3.55% in 2008 from 4.07% in 2007.

Six Months Ended June 30, 2008

Net interest income (on a taxable-equivalent basis) was $4.18 million in 2008 and $4.13 million in 2007. The increase in interest income was primarily driven by the increased loan volume, which was partially offset by lower yields earned on the loan portfolio. Average earning assets increased by $22.19 million, or 9.71%, since June 30, 2007. The yield on earning assets in 2008 decreased to 6.39% from 6.93% in 2007, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 300 bps since September 2007. The decrease of 30 basis points in the rate paid on interest-bearing liabilities primarily is the result of the higher average balances in the money market accounts, along with less reliance on higher cost certificates of deposit. The Company’s net interest margin was 3.35% and 3.65%, and the net interest spread was 2.65% and 2.89%, for the six-month periods ended June 30, 2008 and 2007, respectively. This decrease relates primarily to the reduced yields earned on the loan portfolio and federal funds sold.

Interest expense increased 2.34% from $3.72 million in 2007 to $3.80 million in 2008 due to the reduced rates paid on interest-bearing liabilities, which decreased to 3.74% in 2008 from 4.04% in 2007.

Noninterest Income

Noninterest income was $129,000 and $97,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and was $280,000 and $183,000 for the six-month periods ended June 30, 2008 and 2007, respectively. For the three-month periods the most significant increases relate to sweep management fees, ATM interchange fees and NSF fees, which increased $10,000, $9,000, and $13,000, respectively. For the six-month periods the most significant increases relate to sweep management fees, ATM interchange fees and NSF fees, which increased $19,000, $17,000, and $20,000, respectively.

Noninterest Expense

See Note 8 to the unaudited consolidated financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expense.

Noninterest expense amounted to $1.65 million and $1.55 million for the three-month periods in 2008 and 2007, respectively, and was $3.30 million and $3.05 million for the six-month periods ended June 30, 2008 and 2007, respectively. For the three-month periods the changes in noninterest expense are principally related to an increase in personnel costs, depreciation and advertising. Salaries expense in 2008 was $825,000, up $34,000 from the salaries expense incurred in the same period in 2007. This increase of 4.30% is for the additional costs of adding three (3) new employees along with moderate employee pay increases. For the six-month periods the changes in noninterest expense are principally related to an increase in personnel costs, depreciation, rent and advertising. Salaries expense in 2008 was $1.64 million, up $85,000 from the salaries expense incurred in the same period in 2007. This increase of 5.48% is for the additional costs of adding three (3) new employees along with moderate employee pay increases. The major reason for the increase in rent expense is due to the new Antietam Office which relocated to a larger facility after the fire destroyed the previous location in February 2007.

Income Taxes

During the three months ended June 30, 2008, the Company incurred $116,000 of income tax expense compared to $147,000 during the same period in 2007. During the six months ended June 30, 2008, the Company incurred $228,000 of income tax expense compared to $288,000 during the same period in 2007. The effective tax rates for the three-month periods in 2008 and 2007 were 30.05% and 30.50% and for the six month periods in 2008 and 2007 were 28.61% and 30.44%. The decline in income tax expense for the three months is due to the lower pre-tax income in 2008 and for the six months the lower pre-tax income in 2008 along with an income tax benefit of $19,000 the Company recognized on $2.36 million of deferred tax assets as a result of the change in the Maryland income tax rate from 7.0% to 8.25% which became effective January 1, 2008.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods. If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(48.03) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2008, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2008. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case. Nor does it account for the effects of competition on pricing of deposits and loans. For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.

Interest Rate Sensitivity Gap Analysis

June 30, 2008

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$14,153	$—	$—	$—	$14,153
Interest-bearing deposits in other banks	329	—	—	—	329
Investment securities(1)	1,934	4,478	3,899	15,849	26,160
Loans	85,005	46,276	57,973	20,715	209,969
Total interest-earning assets	101,421	50,754	61,872	36,564	250,611

Liabilities
Savings and NOW accounts	929	1,858	1,858	13,933	18,578
Money Market accounts	2,063	4,126	4,126	30,945	41,260
Certificates of deposit	84,617	43,819	558	—	128,994
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	—	6,186	—	6,186
Total interest-bearing liabilities	92,609	54,803	12,728	44,878	205,018
Interest rate sensitivity gap	$8,812	$(4,049)	$49,144	$(8,314)	$45,593
Cumulative interest rate sensitivity gap	$8,812	$4,763	$53,907	$45,593
Cumulative gap ratio as a percentage of total assets	3.36%	1.81%	20.54%	17.37%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 2.84%. With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 1.60%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The Company’s provision for loan losses for the three months ended June 30, 2008 and 2007 was $120,000 and $125,000, respectively, and for the six-month periods was $240,000 and $191,000, respectively. The loan growth was $958,000 since December 31, 2007 and $10.57 million since June 30, 2007. The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio. At June 30, 2008 and December 31, 2007, the allowance for loan losses was $2.58 million and $2.64 million, respectively.

The decline in the allowance from December 31, 2007, reflects net charge-offs of $296,000, as compared to net charge-offs of $6,000 in the same period of 2007.  The increase in charge-offs is a result of one unsecured commercial relationship in the amount of $223,000 and the write-down on two foreclosed residential properties in the amount of $82,000 when they were transferred to other real estate owned.  Management has increased the allowance for loan losses recently due to the weak economic conditions and the effects that it has had on several commercial and industrial and consumer borrowers.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.   At June 30, 2008 there were $1.86 million of loans deemed to be impaired, which had specific reserves of $294,000.  This included $1.86 million in nonaccrual loans.  These loans amount to $1.57 million in commercial real estate for three relationships and $307,000 in commercial and industrial loans for two relationships.  All of the impaired loan relationships discussed are in different types of businesses.

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

As of June 30, 2008, the real estate loan portfolio constituted 87% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $6.98 million of at June 30, 2008.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Average total loans outstanding during period	$209,712	$189,013	$210,074	$183,241
Balance at beginning of period	$2,470	$2,226	$2,640	$2,166
Recoveries of loans previously charged-off	—	—	9	—
Loans charged-off (commercial and industrial)	—	—	(223)	—
Loans charged-off (commercial real estate)	—	—	(76)	—
Loans charged-off (residential real estate)	(6)	—	(6)	—
Loans charged-off (consumer)	—	—	—	(6)
Net charge-offs	(6)	—	(296)	(6)
Provision charged to operating expenses	120	125	240	191
Balance at end of period	$2,584	$2,351	$2,584	$2,351
Ratios of net charge-offs to average loans	—%	—%	0.14%	—%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	June 30,		December 31,
Allocation of Allowance for Loan Losses	2008	% of Loans	2007	% of Loans
Real estate-construction	$274	11%	$240	13%
Real estate-mortgage	1,759	76%	1,774	73%
Commercial and industrial loans	511	12%	532	13%
Loans to individuals for household, family and other personal expenditures	40	1%	94	1%
	$2,584	100%	$2,640	100%

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$1,843	$310
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	1,843	310
Other real estate owned	—	—
Total nonperforming assets	$1,843	$310
Nonperforming assets to total assets	0.70%	0.12%

There were no other interest-bearing assets at June 30, 2008 or December 31, 2007 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of June 30, 2008 were as follows:

June 30,
2008
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk: Commitments to extend credit	$32,074
Standby letters of credit	3,879
Total	$35,953

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $2.00 million with no outstanding balance as of June 30, 2008 or December 31, 2007.  This facility matures on May 1, 2009, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of June 30, 2008 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2008, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2008, there have been no shares repurchased by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 20.

Item 4.           Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.             Legal Proceedings.  None

Item 1A.  Risk Factors   There have been no material changes to the risk factors as of June 30, 2008 from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Sales of Unregistered Securities.  None

(b)         Use of Proceeds.       Not Applicable.

(c)          Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2008	0	N/A	0	0
May 1-31, 2008	0	N/A	0	0
June 1-30, 2008	0	N/A	0	146,000	(2)

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

Item 3.             Defaults upon Senior Securities.  None

Item 4.             Submission of Matters to a Vote of Security Holder.

On April 8, 2008, the annual meeting of shareholders of the Company was held for the purpose of electing eleven (11) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below:

DIRECTOR	FOR	WITHHOLD	BROKER NON-VOTES
Emil D. Bennett	1,152,330	900	None
John N. Burdette	1,151,830	1,400	None
John Denham Crum	1,152,330	900	None
George E. Dredden, Jr.	1,152,330	900	None
William S. Fout	1,152,330	900	None
Helen G. Hahn	1,152,330	900	None
William J. Kissner	1,152,330	900	None
Martin S. Lapera	1,152,330	900	None
Kenneth G. McCombs	1,152,330	900	None
Farhad Memarsadeghi	1,149,880	3,350	None
Raymond Raedy	1,150,930	2,300	None

Item 5.             Other Information                                     None

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
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

FREDERICK COUNTY BANCORP, INC.

Date: August 12, 2008	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: August 12, 2008	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer