Form 10-Q
period 2008-09-30
FREDERICK COUNTY BANCORP INC
filed 2008-10-31
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,460,802 shares of Common Stock outstanding as of October 31, 2008.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands)	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$3,393	$3,828
Federal funds sold	11,755	6,864
Interest-bearing deposits in other banks	6,651	1,674
Cash and cash equivalents	21,799	12,366
Investment securities available-for-sale at fair value	20,470	27,512
Restricted stock	1,599	1,440
Loans	211,517	209,011
Less: Allowance for loan losses	(2,700)	(2,640)
Net loans	208,817	206,371
Bank premises and equipment	5,338	5,512
Other assets	2,971	2,790
Total assets	$260,994	$255,991

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$36,160	$33,357
Interest-bearing deposits	187,100	185,871
Total deposits	223,260	219,228
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,249	997
Total liabilities	240,695	236,411

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,802 and 1,460,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,690	14,687
Retained earnings	5,785	4,901
Accumulated other comprehensive loss	(191)	(23)
Total shareholders’ equity	20,299	19,580
Total liabilities and shareholders’ equity	$260,994	$255,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$3,554	$3,758	$10,601	$10,417
Interest and dividends on investment securities:
Interest — taxable	185	233	586	700
Interest — tax exempt	87	100	285	298
Dividends	25	20	68	55
Interest on federal funds sold	46	109	180	333
Other interest income	3	45	35	184
Total interest income	3,900	4,265	11,755	11,987
Interest expense:
Interest on deposits	1,446	1,938	4,815	5,408
Interest on other short-term borrowings	18	—	18	2
Interest on long-term borrowings	116	76	347	117
Interest on junior subordinated debentures	101	101	303	303
Total interest expense	1,681	2,115	5,483	5,830
Net interest income	2,219	2,150	6,272	6,157
Provision for loan losses	220	50	460	241
Net interest income after provision for loan losses	1,999	2,100	5,812	5,916
Noninterest income:
Securities gains	26	—	26	—
Gain on sale of foreclosed properties	—	—	15	—
Service fees	73	60	193	149
Other operating income	54	40	199	134
Total noninterest income	153	100	433	283
Noninterest expense:
Salaries and employee benefits	966	912	2,885	2,744
Occupancy and equipment expenses	308	264	905	771
Other operating expenses	410	422	1,190	1,136
Total noninterest expense	1,684	1,598	4,980	4,651
Income before provision for income taxes	468	602	1,265	1,548
Provision for income taxes	153	194	381	482
Net income	$315	$408	$884	$1,066
Basic earnings per share	$0.22	$0.28	$0.61	$0.73
Diluted earnings per share	$0.21	$0.27	$0.59	$0.70
Basic weighted average number of shares outstanding	1,460,674	1,460,602	1,460,626	1,459,965
Diluted weighted average number of shares outstanding	1,502,443	1,515,716	1,506,352	1,520,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended September 30,

(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balance, June 30, 2007	1,460,602	$15	$14,687	$3,999	$(294)	$18,407
Comprehensive income:
Net income	—	—	—	408	—	408
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $128	—	—	—	—	204	204
Comprehensive income						612
Balance, September 30, 2007	1,460,602	$15	$14,687	$4,407	$(90)	$19,019
Balance, June 30, 2008	1,460,602	$15	$14,687	$5,470	$(108)	$20,064
Comprehensive income:
Net income	—	—	—	315	—	315
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $54	—	—	—	—	(83)	(83)
Comprehensive income						232
Shares issued under stock option transactions	200	—	3	—	—	3
Balance, September 30, 2008	1,460,802	$15	$14,690	$5,785	$(191)	$20,299

Frederick County Bancorp, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended September 30,

(dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balance, January 1, 2007	1,458,602	$15	$14,652	$3,341	$(115)	$17,893
Comprehensive income:
Net income	—	—	—	1,066	—	1,066
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $16	—	—	—	—	25	25
Comprehensive income						1,091
Shares issued under stock option Transactions	2,000	—	35	—	—	35
Balance, September 30, 2007	1,460,602	$15	$14,687	$4,407	$(90)	$19,019
Balance, January 1, 2008	1,460,602	$15	$14,687	$4,901	$(23)	$19,580
Comprehensive income:
Net income	—	—	—	884	—	884
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $109	—	—	—	—	(168)	(168)
Comprehensive income						716
Shares issued under stock option transactions	200	—	3	—	—	3
Balance, September 30, 2008	1,460,802	$15	$14,690	$5,785	$(191)	$20,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$884	$1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250	213
Deferred income taxes (benefits)	(39)	(83)
Provision for loan losses	460	241
Securities gains	(26)	—
Net premium amortization (discount accretion) on investment securities	1	(5)
Gain on sale of foreclosed property	(15)	—
Excess tax benefit from equity-based awards	1	—
Decrease in accrued interest and other assets	(32)	(312)
Increase (decrease) in accrued interest and other liabilities	252	(7)
Net cash provided by operating activities	1,736	1,113
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(3,053)	(3,116)
Proceeds from sales of investment securities available for sale	5,040	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	4,802	3,953
Purchases of restricted stock	(159)	(502)
Net increase in loans	(3,356)	(36,417)
Purchases of bank premises and equipment	(76)	(1,457)
Proceeds from sale of foreclosed property	465	—
Net cash provided by (used in) investing activities	3,663	(37,539)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	7,251	6,184
Net (decrease) increase in time deposits	(3,219)	13,475
Net decrease in short-term borrowings	—	(450)
Repayment of long-term debt	—	10,000
Proceeds from issuance of common stock	2	35
Net cash provided by financing activities	4,034	29,244
Net increase (decrease) in cash and cash equivalents	9,433	(7,182)
Cash and cash equivalents — beginning of period	12,366	26,483
Cash and cash equivalents — end of period	$21,799	$19,301
Supplemental cash flow disclosures:
Interest paid	$5,554	$5,757
Income taxes paid	$399	$491

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

In March 2008, the FASB issued SFAS 163, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.  SFAS 163 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS 163 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users financial statements with enhanced understanding of: (a) How and why an entity uses derivatives instruments; (b) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 163 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the implementation of SFAS 163 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The implementation of SFAS 162 did not have a material impact on its consolidated financial statements.

Note 2.  Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of September 30, 2008 and 2007, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Net income	$315	$408	$884	$1,066
Basic earnings per share	$0.22	$0.28	$0.61	$0.73
Diluted earnings per share	$0.21	$0.27	$0.59	$0.70
Basic weighted average number of shares outstanding	1,460,674	1,460,602	1,460,626	1,459,965
Effect of dilutive securities — stock options	41,769	55,114	45,726	60,673
Diluted weighted average number of shares outstanding	1,502,443	1,515,716	1,506,352	1,520,638

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

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2008 and December 31, 2007:

Available-for-sale portfolio

September 30, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$2,338	$15	$1	$2,352	4.81%
Due after five years through ten years	659	—	7	652	5.00%
State and political subdivisions:
Due after five years through ten years	405	—	9	396	5.25%
Due after ten years	5,281	—	347	4,934	5.93%
Mortgage-backed debt securities	11,802	79	45	11,836	5.01%
Equity securities	300	—	—	300	—%
	$20,785	$94	$409	$20,470	5.15%

December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,495	$—	$1	$1,494	5.09%
Due after one year through five years	3,549	13	13	3,549	4.96%
Due after five years through ten years	718	—	15	703	4.99%
State and political subdivisions:
Due within one year through five years	200	—	6	194	4.64%
Due after five years through ten years	3,186	24	13	3,197	5.57%
Due after ten years	6,435	32	61	6,406	5.94%
Mortgage-backed debt securities	11,666	70	67	11,669	4.77%
Equity securities	300	—	—	300	—%
	$27,549	$139	$176	$27,512	5.13%

September 30, 2008	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$967	$1	$659	$7	$1,626	$8
Mortgage-backed debt securities	5,705	35	400	10	6,105	45
State and political subdivisions	5,687	356	—	—	5,687	356
Total temporarily impaired securities	$12,359	$392	$1,059	$17	$13,418	$409

December 31, 2007	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$2,547	$7	$1,439	$22	$3,986	$29
State and political subdivisions	4,748	71	290	9	5,038	80
Mortgage-backed debt securities	813	2	5,382	65	6,195	67
Total temporarily impaired securities	$8,108	$80	$7,111	$96	$15,219	$176

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

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Federal Home Loan Bank of Atlanta	$1,000	$871
Federal Reserve Bank	559	529
Atlantic Central Bankers Bank	40	40
	$1,599	$1,440

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	September 30,	% of	December 31,	% of
(dollars in thousands)	2008	Loans	2007	Loans
Real estate loans:
Construction and land development	$21,874	10%	$28,077	13%
Mortgage loans:
Secured by 1 to 4 family residential properties	36,443	17%	38,414	18%
Secured by multi-family (5 or more) residential properties	8,298	4%	5,926	3%
Secured by commercial properties	107,406	51%	101,920	49%
Secured by farm land	7,632	4%	5,570	3%
Total mortgage loans	159,779	76%	151,830	73%
Loans to farmers	48	—%	50	—%
Commercial and industrial loans	27,843	13%	27,281	13%
Loans to individuals for household, family and other personal expenditures	1,973	1%	1,773	1%
	211,517	100%	209,011	100%
Less allowance for loan losses	(2,700)		(2,640)
Net loans	$208,817		$206,371

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Average total loans outstanding during period	$213,884	$203,863	$211,353	$190,190
Balance at beginning of period	$2,584	$2,351	$2,640	$2,166
Recoveries of loans previously charged-off (consumer)	—	—	9	—
Loans charged-off (commercial and industrial)	(104)	—	(327)	—
Loans charged-off (commercial real estate)	—	—	(76)	—
Loans charged-off (residential real estate)	—	—	(6)	—
Loans charged-off (consumer)	—	—	—	(6)
Net charge-offs	(104)	—	(400)	(6)
Provision charged to operating expenses	220	50	460	241
Balance at end of period	$2,700	$2,401	$2,700	$2,401
Ratios of net charge-offs to average loans	0.05%	—%	0.19%	—%

Note 6.  Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	September 30,	December 31,
(dollars in thousands)	2008	2007
Noninterest-bearing demand deposits	$36,160	$33,357
Interest-bearing demand deposits:
NOW accounts	14,047	12,197
Money market accounts	40,710	38,179
Savings accounts	3,795	3,727
Certificates of deposit:
$100,000 or more	56,887	60,556
Less than $100,000	71,661	71,212
Total deposits	$223,260	$219,228

Note 7.  Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6,000,000 of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186,000. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.   If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.  The proceeds from this issuance were used to repay a $450,000 short-term debt obligation that matured in January 2007 and the remaining proceeds have been used to supplement the Company’s capital for continued growth and other general corporate purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At September 30, 2008 and December 31, 2007, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  There are two convertible advances in the amounts of $5,000,000 each, which are both at a rate of 4.56%, with a maturity dates of April 27, 2012 and September 4, 2012, unless called on April 27, 2009 or September 4, 2010, respectively, by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2008	2007	2008	2007

Salaries	$835	$799	$2,472	$2,351
Bonus	—	20	—	59
Deferred Personnel Costs	(28)	(49)	(79)	(127)
Payroll Taxes	56	51	184	189
Employee Insurance	59	56	171	149
Other Employee Benefits	44	35	137	123
Depreciation	84	71	250	213
Rent	85	74	239	190
Utilities	23	25	74	76
Repairs and Maintenance	58	48	167	145
ATM Expense	25	21	75	63
Other Occupancy and Equipment Expenses	33	25	100	84
Postage and Supplies	14	34	46	79
Data Processing	90	89	265	271
Advertising and Promotion	54	89	221	215
Legal	2	8	16	18
Insurance	16	14	41	37
Consulting	7	21	9	42
Courier	5	11	14	34
Audit Fees	62	59	185	176
Other	160	97	393	264
	$1,684	$1,598	$4,980	$4,651

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

The Company made contributions to the Plan in the amounts of $106,000 and $100,000 for the first nine-months in 2008 and 2007, respectively; and $35,000 and $29,000 for the three-month periods ended September 30, 2008 and 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2008.

As of September 30, 2008, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2008 and December 31, 2007 are presented in the following tables.

September 30, 2008	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$26,255	11.20%	$9,375	4.00%	N/A	N/A
Bank	$24,922	10.66%	$9,356	4.00%	$14,034	6.00%

Total Capital
To Risk-Weighted Assets
Company	$28,955	12.35%	$18,750	8.00%	N/A	N/A
Bank	$27,622	11.81%	$18,712	8.00%	$23,390	10.00%

Tier 1 Capital
To Average Assets
Company	$26,255	10.16%	$10,341	4.00%	N/A	N/A
Bank	$24,922	9.66%	$10,321	4.00%	$12,902	5.00%

December 31, 2007	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$25,603	11.14%	$9,193	4.00%	N/A	N/A
Bank	$23,834	10.39%	$9,173	4.00%	$13,760	6.00%

Total Capital
To Risk-Weighted Assets
Company	$28,243	12.29%	$18,385	8.00%	N/A	N/A
Bank	$26,474	11.54%	$18,347	8.00%	$22,933	10.00%

Tier 1 Capital
To Average Assets
Company	$25,603	9.88%	$10,368	4.00%	N/A	N/A
Bank	$23,834	9.21%	$10,348	4.00%	$12,935	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2008, there have been no shares repurchased by the Company.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table shows details of the financial instruments as of September 30, 2008 for which fair value accounting was applied:

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$20,470	$—	$20,470	$—
Other real estate owned	452	—	—	452
Impaired loans	1,371	—	—	1,371

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

Loans

Loans increased by $2.51 million, or 1.20%, from December 31, 2007, to a balance of $211.52 million as of September 30, 2008, and by $1.15 million, or 0.55% from September 30, 2007.  Due to the current stresses on the economy, along with the tightening of the credit markets, the Company has continued to take a more conservative lending approach which has slowed the rate of loan growth.  The Company does not anticipate much loan growth over the next few quarters, and possibly will shrink the loan portfolio to maintain adequate liquidity.

Deposits

Deposits grew by $4.03 million, or 1.84%, from December 31, 2007 to a balance of $223.26 million as of September 30, 2008, but dropped by $5.78 million, or 2.52% from September 30, 2007.  During the fourth quarter of 2007, the Company decided to slow its deposit growth in response to the slower loan growth as discussed above.  Since the deposit growth during the past year has mainly been in certificates of deposit, it was decided to lower these rates to slow the rate of growth in, or to reduce the aggregate amount of these deposits by allowing some of the higher rate certificates of deposit to mature without being renewed.

                Three Months Ended September 30, 2008 and 2007

Net income was $315,000 for the quarter ended September 30, 2008, as compared to $408,000 of net income for the same period in 2007.  The decrease in earnings for this quarter in 2008 is primarily related to a $170,000 increase in provision for loan losses, an increase in operating expenses of $86,000 that was partially offset by an increase in noninterest income of $53,000 and lower taxes in the amount of $41,000.  Basic earnings per share for the three months ended September 30, 2008 and 2007 were $0.22 and $0.28, respectively, and were based on weighted-average number of shares outstanding of 1,460,674 and 1,460,602, respectively.  Diluted earnings per share for the three months ended September 30, 2008 and 2007 were $0.21 and $0.27, respectively, and were based on weighted-average number of shares outstanding of 1,502,443 and 1,515,716, respectively.

The Company experienced an annualized return on average assets of 0.49% and 0.64% for the three-month periods ended September 30, 2008 and 2007, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 6.25% and 8.68% for the three-month periods ended September 30, 2008 and 2007, respectively.

                Nine Months Ended September 30, 2008 and 2007

Net income was $884,000 for the nine months ended September 30, 2008, as compared to $1.07 million of net income for the same period in 2007.  The decrease in earnings for this period in 2008 is primarily related to an increase in the provision for loan losses of $219,000, an increase in operating expenses of $329,000 that was partially offset by an increase in noninterest income of $150,000 and lower taxes in the amount of $101,000.  Basic earnings per share for the nine months ended September 30, 2008 and 2007 were

$0.61 and $0.73, respectively, and were based on weighted-average number of shares outstanding of 1,460,626 and 1,459,965, respectively.  Diluted earnings per share for the nine months ended September 30, 2008 and 2007 were $0.59 and $0.70, respectively, and were based on weighted-average number of shares outstanding of 1,506,352 and 1,520,638, respectively.

The Company experienced an annualized return on average assets of 0.45% and 0.59% for the nine-month periods ended September 30, 2008 and 2007, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.84% and 7.68% for the nine-month periods ended September 30, 2008 and 2007, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended September 30,	2008			2007
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$8,782	$46	2.08%	$8,094	$109	5.34%
Interest bearing deposits in other banks	816	3	1.46	3,541	45	5.04
Investment securities (1):
Taxable	16,916	210	4.93	20,341	253	4.93
Tax-exempt (2)	8,670	132	6.02	9,822	152	6.14
Loans (3)	213,884	3,568	6.62	203,863	3,773	7.34
Total interest-earning assets	249,068	3,959	6.31	245,661	4,332	7.00
Noninterest-earning assets	9,336			8,609
Total assets	$258,404			$254,270

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$10,699	9	0.33%	$12,017	6	0.20%
Savings accounts	3,823	5	0.52	3,088	4	0.51
Money market accounts	40,678	168	1.64	37,121	265	2.83
Certificates of deposit $100,000 or more	55,910	556	3.95	67,159	822	4.86
Certificates of deposit less than $100,000	71,572	708	3.92	69,680	841	4.79
Short-term borrowings	2,978	18	2.40	—	—	—
Long-term borrowings	10,000	116	4.60	6,467	76	4.66
Junior subordinated debentures	6,186	101	6.48	6,186	101	6.48
Total interest-bearing liabilities	201,846	1,681	3.30	201,718	2,115	4.16
Noninterest-bearing deposits	35,604			32,760
Noninterest-bearing liabilities	805			996
Total liabilities	238,255			235,474
Total shareholders’ equity	20,149			18,796
Total liabilities and shareholders’ equity	$258,404			$254,270
Net interest income		$2,278			$2,217
Net interest spread			3.01%			2.84%
Net interest margin			3.63%			3.58%

(1)         Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $45,000 in 2008 and $52,000 in 2007 are included in the calculation of the tax-exempt investment interest income.

(3)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $14,000 in 2008 and $15,000 in 2007 are included in the calculation of the loan interest income.  Net loan origination income (expense) in interest income totaled $10,000 in 2008 and $(2,000) in 2007.

Nine Months Ended September 30,	2008			2007
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$9,570	$180	2.51%	$8,397	$333	5.30%
Interest bearing deposits in other banks	2,199	35	2.12	4,687	184	5.25
Investment securities (1):
Taxable	17,720	654	4.92	21,120	755	4.78
Tax-exempt (2)	9,434	432	6.10	9,822	452	6.15
Loans (3)	211,353	10,643	6.71	190,190	10,456	7.35
Total interest-earning assets	250,276	11,944	6.36	234,216	12,180	6.95
Noninterest-earning assets	9,029			8,353
Total assets	$259,305			$242,569

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$11,767	28	0.32%	$12,425	17	0.18%
Savings accounts	3,974	15	0.50	2,897	11	0.51
Money market accounts	40,462	591	1.95	33,540	697	2.78
Certificates of deposit $100,000 or more	57,976	1,883	4.33	65,154	2,333	4.79
Certificates of deposit less than $100,000	71,970	2,298	4.25	67,192	2,350	4.68
Short-term borrowings	1,000	18	2.40	41	2	6.52
Long-term borrowings	10,000	347	4.62	3,370	117	4.64
Junior subordinated debentures	6,186	303	6.52	6,186	303	6.55
Total interest-bearing liabilities	203,335	5,483	3.59	190,805	5,830	4.09
Noninterest-bearing deposits	34,935			32,504
Noninterest-bearing liabilities	842			747
Total liabilities	239,112			224,056
Total shareholders’ equity	20,193			18,513
Total liabilities and shareholders’ equity	$259,305			$242,569
Net interest income		$6,461			$6,350
Net interest spread			2.77%			2.86%
Net interest margin			3.44%			3.62%

(1)         Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $147,000 in 2008 and $154,000 in 2007 are included in the calculation of the tax-exempt investment interest income.

(3)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $42,000 in 2008 and $39,000 in 2007 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $8,000 in 2008 and $17,000 in 2007.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended September 30, 2008 compared to 2007			Nine Months Ended September 30, 2008 compared to 2007
	Increase (decrease) Due to		Net Increase	Increase (decrease) Due to		Net Increase
(dollars in thousands)	Volume	Rate(1)	(Decrease)	Volume	Rate(1)	(Decrease)
Interest income
Interest-earning assets:
Federal funds sold	$9	$(72)	$(63)	$83	$(236)	$(153)
Interest-bearing deposits in other banks	(34)	(8)	(42)	(174)	25	(149)
Investment securities:
Taxable	(42)	(1)	(43)	(217)	116	(101)
Tax-exempt	(18)	(2)	(20)	(32)	12	(20)
Loans	184	(389)	(205)	2,074	(1,887)	187
Total interest income	99	(472)	(373)	1,734	(1,970)	(236)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	3	3	—	11	11
Savings accounts	1	—	1	7	(3)	4
Money market accounts	25	(122)	(97)	256	(362)	(106)
Certificates of deposit $100,000 or more	(137)	(129)	(266)	(458)	8	(450)
Certificates of deposit less than $100,000	23	(156)	(133)	298	(350)	(52)
Short-term borrowings	18	—	18	83	(67)	16
Long-term borrowings	41	(1)	40	410	(180)	230
Total interest expense	(29)	(405)	(434)	596	(943)	(347)
Net interest income	$128	$(67)	$61	$1,138	$(1,027)	$111

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

                Three Months Ended September 30, 2008 and 2007

Net interest income (on a taxable-equivalent basis) was $2.28 million in 2008 and $2.22 million in 2007.  The increase in net interest income was primarily driven by a higher volume of loans, even at a lower yield, and in addition by the impact of lower rates paid on interest-bearing liabilities.  Average earning assets increased by $3.41 million, or 1.39%, since September 30, 2007.  The yield on earning assets in 2008 decreased to 6.31% from 7.00% in 2007, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 350 bps since September 2007.  The decrease of 86 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on money market accounts and certificates of deposit.  The Company’s net interest margin was 3.63% and 3.58%, and the net interest spread was 3.00% and 2.84%, for the three-month periods ended September 30, 2008 and 2007, respectively.  This increase relates primarily to the reduced rates paid on the money market accounts and certificates of deposit.

Interest expense decreased 20.52% from $2.12 million in 2007 to $1.68 million in 2008 due to the reduced rates paid on interest-bearing liabilities, which decreased to 3.30% in 2008 from 4.16% in 2007.

                Nine Months Ended September 30, 2008 and 2007

Net interest income (on a taxable-equivalent basis) was $6.46 million in 2008 and $6.35 million in 2007.  The increase in net interest income was primarily driven by the reduced rates paid on the interest-bearing liabilities along with an increased loan volume, which was partially offset by lower yields earned on the loan portfolio.  Average earning assets increased by $16.06 million, or 6.86%, since September 30, 2007.  The yield on earning assets in 2008 decreased to 6.36% from 6.95% in 2007, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 350 basis points since September 2007.  The decrease of 50 basis points in the rate paid on interest-bearing liabilities primarily is the result of lower rates paid on the money market accounts and certificates of deposit, along with less reliance on jumbo certificates of deposit.  The Company’s net interest margin was 3.44% and 3.62%, and the net interest spread was 2.77% and 2.86%, for the nine-month periods ended September 30, 2008 and 2007, respectively.  This decrease relates primarily to the reduced yields earned on the loan portfolio and federal funds sold.

Interest expense decreased 5.95% from $5.83 million in 2007 to $5.48 million in 2008 due to the reduced rates paid on interest-bearing liabilities, which decreased to 3.59% in 2008 from 4.09% in 2007.

Noninterest Income

Noninterest income was $153,000 and $100,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and was $433,000 and $283,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.  For the three-month periods the most significant increases relate to NSF fees, sweep management fees, and ATM interchange fees, which increased $10,000, $9,000, and $9,000, respectively.  For the nine-month periods the most significant increases relate to NSF fees, sweep management fees, and ATM interchange fees, which increased $30,000, $28,000, and $26,000, respectively.  Also included in noninterest income are securities gains of $26,000 for the three and nine month periods ended September 30, 2008, along with a gain on sale of foreclosed properties of $15,000 for the nine months ended September 30, 2008.

Noninterest Expense

See Note 8 to the unaudited consolidated financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expense.

Noninterest expense amounted to $1.68 million and $1.60 million for the three-month periods in 2008 and 2007, respectively, and was $4.98 million and $4.65 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  For the three-month periods the changes in noninterest expense are principally related to an increase in personnel costs and depreciation.  Salaries expense in 2008 was $835,000, up $36,000 from the salaries expense incurred in the same period in 2007.  For the nine-month periods the changes in noninterest expense are principally related to an increase in personnel costs, rent and depreciation.  Salaries expense in 2008 was $2.47 million, up $121,000 from the salaries expense incurred in the same period in 2007.  The major reason for the increase in rent expense is due to the new Antietam Office which relocated to a larger facility after the fire destroyed the previous location in February 2007.

Income Taxes

During the three months ended September 30, 2008, the Company incurred $153,000 of income tax expense compared to $194,000 during the same period in 2007.  During the nine months ended September 30, 2008, the Company incurred $381,000 of income tax expense compared to $482,000 during the same period in 2007.  The effective tax rates for the three-month periods in 2008 and 2007 were 32.69% and 32.23% and for the nine month periods in 2008 and 2007 were 30.12% and 31.14%.  The decline in income tax expense for the three months is due to the lower pre-tax income in 2008 and for the nine months the lower pre-tax income in 2008 along with an income tax benefit of $19,000 the Company recognized on $2.36 million of deferred tax assets as a result of the change in the Maryland income tax rate from 7.0% to 8.25% which became effective January 1, 2008.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(48.81) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2008, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2008.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.

Interest Rate Sensitivity Gap Analysis

September 30, 2008

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$11,755	$—	$—	$—	$11,755
Interest-bearing deposits in other banks	6,651	—	—	—	6,651
Investment securities(1)	2,525	2,894	3,849	10,902	20,170
Loans	86,459	47,095	58,112	19,851	211,517
Total interest-earning assets	107,390	49,989	61,961	30,753	250,093

Liabilities
Savings and NOW accounts	892	1,784	1,784	13,382	17,842
Money Market accounts	2,035	4,071	4,071	30,533	40,710
Certificates of deposit	92,643	35,312	593	—	128,548
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	—	6,186	—	6,186
Total interest-bearing liabilities	100,570	46,167	12,634	43,915	203,286
Interest rate sensitivity gap	$6,820	$3,822	$49,327	$(13,162)	$46,807
Cumulative interest rate sensitivity gap	$6,820	$10,642	$59,969	$46,807
Cumulative gap ratio as a percentage of total assets	2.62%	4.08%	23.00%	17.95%

(1)         Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in interest rates the Company’s net interest income would decline by 2.16%.  With a decrease in interest rates of 200 basis points the Company’s net interest income would increase by 2.04%.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2008 and 2007 was $220,000 and $50,000, respectively, and for the nine-month periods was $460,000 and $241,000, respectively.  The loan growth was $2.51 million since December 31, 2007 and $1.15 million since September 30, 2007.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At September 30, 2008 and December 31, 2007, the allowance for loan losses was $2.70 million and $2.64 million, respectively.  The increase in the allowance from December 31, 2007, reflects the provision of $460,000 less net charge-offs of $400,000, as compared to net charge-offs of $6,000 in the same period of 2007.  The increase in charge-offs is a result of one unsecured relationship in the amount of $223,000, commercial and industrial loan for $104,000 and the write-down on foreclosed property in the amount of $76,000 when transferred to other real estate owned.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.   At September 30, 2008 there were $1.37 million of loans deemed to be impaired, which had specific reserves of $365,000.  This included $1.37 million in nonaccrual loans.  These loans amount to $1.28 million in commercial real estate for three relationships and $95,000 in commercial and industrial loans for two relationships.  All of the impaired loan relationships discussed are in different types of businesses.

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

As of September 30, 2008, the real estate loan portfolio constituted 86% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $7.39 million of at September 30, 2008.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Average total loans outstanding during period	$213,884	$203,863	$211,353	$190,190
Balance at beginning of period	2,584	2,351	2,640	2,166
Recoveries of loans previously charged-off	—	—	9	—
Loans charged-off (commercial and industrial)	(104)	—	(327)	—
Loans charged-off (commercial real estate)	—	—	(76)	—
Loans charged-off (residential real estate)	—	—	(6)	—
Loans charged-off (consumer)	—	—	—	(6)
Net charge-offs	(104)	—	(400)	(6)
Provision charged to operating expenses	220	50	460	241
Balance at end of period	$2,700	$2,401	$2,700	$2,401
Ratios of net charge-offs to average loans	0.05%	—%	0.19%	—%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	September 30,		December 31,
Allocation of Allowance for Loan Losses	2008	% of Loans	2007	% of Loans
Real estate-construction	$276	10%	$240	13%
Real estate-mortgage	1,952	76%	1,774	73%
Commercial and industrial loans	435	13%	532	13%
Loans to individuals for household, family and other personal expenditures	37	1%	94	1%
	$2,700	100%	$2,640	100%

	September 30,	December 31,
	2008	2007
Nonaccrual loans	$1,371	$310
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	1,371	310
Other real estate owned	452	—
Total nonperforming assets	1,823	$310
Nonperforming assets to total assets	0.69%	0.12%

There were no other interest-bearing assets at September 30, 2008 or December 31, 2007 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of September 30, 2008 were as follows:

September 30,
2008
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$30,181
Standby letters of credit	3,449
Total	$33,630

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $3.00 million with no outstanding balance as of September 30, 2008 or December 31, 2007.  This facility matures on May 1, 2009, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of September 30, 2008 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2008, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2008, there have been no shares repurchased by the Company.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 20.

Item 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.   Legal Proceedings.   None

Item 1A.  Risk Factors   There have been no material changes to the risk factors as of September 30, 2008 from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                        (a)   Sales of Unregistered Securities.   None

                        (b)   Use of Proceeds.   Not Applicable.

                        (c)   Registrant Purchases of Securities

                                                The following table provides information on the Company’s purchases of its common stock during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2008	0	N/A	0	0
August 1-31, 2008	0	N/A	0	0
September 1-30, 2008	0	N/A	0	146,000	(2)

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10 (d)	Amendment to Employment Agreement between the Bank and Martin S. Lapera (7)
10 (e)	Amendment to Employment Agreement between the Bank and William R. Talley, Jr. (8)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(9)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(9)
10(h)	Loan Agreement with Atlantic Central Bankers Bank (10)
10(i)	Promissory Note with Atlantic Central Bankers Bank (10)
10(j)	Amendment to Line of Credit with Atlantic Central Bankers Bank, filed herewith
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

FREDERICK COUNTY BANCORP, INC.

Date: October 31, 2008	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: October 31, 2008	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer