Form 10-K
period 2008-12-31
FREDERICK COUNTY BANCORP INC
filed 2009-02-20
CIK 1258831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2008
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-50407

FREDERICK COUNTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 North Market Street Frederick, Maryland 21701 (Address of principal executive offices)(Zip Code)
(Registrant's telephone number, including area code): 301.620.1400
Securities registered under Section 12(b) of the Exchange Act: None.
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2008 was approximately $20.8 million. As of February 1, 2009, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,460,802.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 14, 2009 are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2009, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Page 54.
	Item 1A.	Risk Factors. No disclosure required as the Company is a smaller reporting company.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 57.
Item 3.
Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2008.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Page 64.
	Item 6.	Selected Financial Data. See "Five-Year Summary of Financial Information" at Page 4.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Market Risk, Liquidity and Interest Rate Sensitivity" at page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 24.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A	Controls and Procedures. See "Management's Report on Internal Control over Financial Reporting" at page 23 and "Disclosure Controls and Procedures" at Page 22.
	Item 9B.	Other Information. None.

PART III	Item 10.	Directors, Executive Officers, and Corporate Governance. The information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to William R. Talley, Jr., EVP & CFO, Frederick County Bancorp, Inc., 7 North Market Street, Frederick, MD 21701.

There have been no material changes in the procedures by which shareholders may recommend nominees to the Company's Board of Directors since the proxy statement for the 2008 annual meeting of shareholders.
	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Executive Compensation" in the Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Securities Authorized for Issuance Under Equity Compensation Plans" under the heading "Market for Common Stock and Dividends" at Page 64. The other information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Shareholders" in the Proxy Statement.
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
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statement Schedules" at Page 68.

FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION

        The following table sets forth certain selected financial data concerning the Company, and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts)
Summary of Operating Results:
Total interest income	$15,480	$16,247	$13,735	$10,719	$7,602
Total interest expense	7,116	7,977	5,649	3,252	1,768

Net interest income	8,364	8,270	8,086	7,467	5,834
Provision for loan losses	935	491	213	450	520

Net interest income after provision for loan losses	7,429	7,779	7,873	7,017	5,314
Security gains (losses)	26	27	—	(8)	(5)
Gains from insurance proceeds	—	230	—	—	—
Other noninterest income (excluding gains and losses)	550	410	338	282	249
Noninterest expenses	6,526	6,172	5,229	4,596	4,040

Income before provision for income taxes	1,479	2,274	2,982	2,695	1,518
Provision for income taxes	441	714	1,062	863	—

Net income	1,038	1,560	1,920	1,832	1,518
Other comprehensive income (loss), net of taxes	(9)	92	85	(177)	(36)

Comprehensive income	$1,029	$1,652	$2,005	$1,655	$1,482

Per Share Data:
Basic earnings	$0.71	$1.07	$1.32	$1.26	$1.04
Diluted earnings	0.69	1.03	1.26	1.20	1.01
Dividends declared	—	—	—	—	—
Book value at period-end	14.11	13.41	12.27	10.89	9.75
Shares outstanding at period-end	1,460,802	1,460,602	1,458,602	1,458,602	1,457,402
Weighted average shares outstanding:
Basic	1,460,670	1,460,125	1,458,602	1,458,361	1,455,623
Diluted	1,503,372	1,518,155	1,526,911	1,526,996	1,503,488
Other Data (At Year-End):
Assets	$254,562	$255,991	$234,951	$207,540	$171,177
Investments	21,639	28,952	30,112	22,019	17,748
Loans	211,840	209,011	173,954	155,341	135,668
Deposits	216,883	219,228	209,378	190,055	155,591
Long-term borrowings	10,000	10,000	—	—	—
Junior subordinated debentures	6,186	6,186	6,186	—	—
Shareholders' equity	20,612	19,580	17,893	15,888	14,213
Performance Ratios:
Return on average assets	0.40%	0.63%	0.90%	1.01%	1.04%
Return on average shareholders' equity	5.12%	8.35%	11.34%	12.05%	11.32%
Average equity to average assets	7.83%	7.58%	7.90%	8.36%	9.15%

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

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company operates out of four banking offices located in the City of Frederick and Walkersville, Maryland. The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 to the consolidated financial statements for the year ended December 31, 2008 (the "consolidated financial statements") for additional disclosures.

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

Critical Accounting Policies

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for loan losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect. For discussions related to the critical accounting policies of the Company, refer to the sections in this Management's Discussion and Analysis entitled "Income Taxes," and "Allowance for Loan Losses."

Overview

        The following paragraphs provide an overview of the financial condition and results of operations of the Company. This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

        The economy in Frederick County has slowed, as has the economy for rest of the United States and many countries throughout the world. Unemployment is on the rise and businesses, as well as consumers, are feeling the effects of this downturn. The effects of this downturn will have an effect on the loans that the Company has made and will make in the future. However, it is felt the local economy may be somewhat insulated from the full impact that may be felt in other parts of the country, because of the local presence of a federal government medical research installation that has seen government funds continue to flow into Frederick County.

        In October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, under which the Troubled Asset Relief Program ("TARP") Capital Purchase Program was established. The Company was approved by the U.S. Department of the Treasury for an investment in the Bank of up to $7.02 million in new capital under the TARP Capital Purchase Program. The Company evaluated all the issues related to this investment and on January 27, 2009 announced that it had decided not to participate in the TARP Capital Purchase Program. As part of the Emergency Economic Stabilization Act, the Capital Purchase Program has only been made available to sound financial institutions meeting or exceeding strict qualifying criteria.

        Net income was $1.04 million, $1.56 million and $1.92 million for the years ended December 31, 2008, 2007 and 2006, respectively. Basic and diluted earnings per share for 2008 were $0.71 and $0.69, respectively; 2007 were $1.07 and $1.03, respectively; and for 2006 were $1.32 and $1.26, respectively.

        Return on average assets and average shareholders' equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced a return on average assets of 0.40%, 0.63%, and 0.90% for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, the Company experienced a return on average shareholders' equity of 5.12%, 8.35%, and 11.34% for the years ended December 31, 2008, 2007 and 2006, respectively.

        During the year ended December 31, 2008, the Company maintained a relatively stable level of total assets in order to maintain the Company's and the Bank's capital ratios above those required for well capitalized status. With the current and projected slowing economy, the Company feels it is prudent at this time to maintain these higher capital ratios. At December 31, 2008, assets stood at $254.56 million, as compared to $255.99 million at December 31, 2007, up from $234.95 million at December 31, 2006. Gross loans increased $2.28 million, or 1.4%, in 2008, to end the period at $211.84 million compared to $209.01 million at December 31, 2007 and $173.95 million at December 31, 2006. The Company's deposit strategy during 2008 and currently is to reduce the dependence on higher cost certificates of deposit. During 2008, certificates of deposit declined approximately $1.59 million, as total deposits decreased to $216.88 million at December 31, 2008, down from $219.23 million at December 31, 2007, but up from $209.38 million at December 31, 2006. The investment portfolio was used to increase the liquidity position of the Company, and therefore, decreased to $21.64 million at December 31, 2008 compared to $28.95 million at December 31, 2007 and $30.11 million December 31, 2006.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

        The "Comparative Statement Analysis," shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

Net Interest Income

        Net interest income is generated from the Company's lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them. The Company primarily utilizes deposits to fund loans and investments, with a small amount of additional funding from junior subordinated debentures and short-term and long-term borrowings. In future periods it may utilize a higher level of short-term and long-term borrowings, including borrowings from the Federal Home Loan Bank, federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

        The taxable-equivalent interest income of $15.71 million was $790,000 lower in 2008, whereas, the $16.50 million in 2007 was $2.60 million higher than the amount recognized in 2006. The decrease in interest income in 2008 was primarily due to the reduced yields earned on the loan portfolio which decreased to 6.64% in 2008 from 7.31% in 2007. However, the increase in interest income in 2007 was due to the growth in average earning assets of $30.51 million, or 14.7%. The primary factor in the changes in interest income was changes in the federal funds target rate discussed below.

        The interest expense increased from $5.65 million in 2006 to $7.98 million in 2007, but decreased in 2008 to $7.12 million. The primary factor in the decreased interest expense in 2008 was the reduction of the rates paid on the interest-bearing liabilities, as a result of actions of the Federal Reserve. In 2007, the primary factor was the increased volumes of interest-bearing liabilities. Average interest bearing liabilities increased 17.9% in 2007, from $164.90 million in 2006 to $194.37 million in 2007, and increased 4.4% to $202.97 million in 2008. The average rate paid on these liabilities increased from 3.43% to 4.10% from 2006 to 2007, but decreased to 3.50% during 2008. Due to the reduction in the federal funds target rate as discussed below, the Company anticipates that the rates paid on these liabilities will continue to decrease in the future as the certificates of deposit mature and reprice with the current lower interest rates. However, as a result of competitive factors, local market conditions and customer preferences, there can be no assurance that deposit rates will decrease to the same extent as the federal funds rate as certificates of deposit mature.

        During 2008, the loan yields and the rates paid on interest bearing liabilities decreased due to the decrease of the federal funds rate maintained by the Federal Reserve, and the decreased reliance on higher rate funding sources, including certificates of deposits, which dropped to 64.2% of interest-bearing liabilities in 2008 from 68.5% in 2007 and 69.7% in 2006. The Federal Reserve raised rates from 2.25% in June 2004 to 5.25% as of December 31, 2006. In September 2007, the Federal Reserve began to ease the federal funds rate down to 4.25% as of December 31, 2007, and has further reduced the rate down to a range of 0% to 0.25% as of December 31, 2008.

        The Company's net interest margin (net interest income as a percent of average interest-earning assets) was 3.44%, 3.58% and 3.98%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 2.78%, 2.83% and 3.27% for the years ended December 31, 2008, 2007, and 2006, respectively. The Company anticipates the net interest margin to remain under pressure due to the reduction in the loan yields that have taken effect due to the Federal Reserve's impact on the prime rate, which will partially be offset by the deposit liabilities that reprice over the next year, as noted above.

Comparative Statement Analysis

	Years Ended December 31,
	2008			2007			2006
	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$8,204	$193	2.35%	$8,400	$439	5.23%	$11,933	$587	4.92%
Interest-bearing deposits in other banks	3,673	56	1.52%	4,066	211	5.19%	5,003	245	4.90%
Investment securities(1):
Taxable	17,396	850	4.87%	20,749	997	4.81%	20,639	896	4.34%
Tax-exempt(2)	8,492	520	6.11%	9,822	598	6.09%	7,428	447	6.02%
Loans(3)	211,806	14,095	6.64%	195,040	14,259	7.31%	162,562	11,731	7.22%

Total interest-earning assets	249,571	15,714	6.28%	238,077	16,504	6.93%	207,565	13,906	6.70%

Noninterest-earning assets	9,522			8,591			6,940

Total assets	$259,093			$246,668			$214,505

Liabilities and Shareholders' Equity
Interest-bearing liabilities
NOW accounts	$11,490	37	0.32%	$12,308	22	0.18%	$14,425	26	0.18%
Savings accounts	3,966	20	0.50%	3,095	15	0.48%	2,617	13	0.50%
Money market accounts	40,234	752	1.86%	34,614	966	2.79%	31,982	871	2.72%
Certificates of deposit $100,000 or more	58,214	2,440	4.18%	64,855	3,121	4.81%	56,509	2,375	4.20%
Certificates of deposit less than $100,000	72,133	2,981	4.12%	68,244	3,213	4.71%	58,357	2,296	3.93%
Federal funds purchased	—	—	—	—	—	—	27	2	5.56%
Short-term borrowings	749	18	2.40%	31	2	6.45%	566	38	6.71%
Long-term borrowings	10,000	464	4.63%	5,041	233	4.62%	124	10	8.06%
Junior subordinated debentures	6,186	404	6.51%	6,186	405	6.55%	288	18	6.45%

Total interest-bearing liabilities	202,972	7,116	3.50%	194,374	7,977	4.10%	164,895	5,649	3.43%

Noninterest-bearing deposits	35,009			32,809			32,018
Noninterest-bearing liabilities	827			796			655

Total liabilities	238,808			227,979			197,568

Shareholders' equity	20,285			18,689			16,937

Total liabilities and shareholders' equity	$259,093			$246,668			$214,505

Net interest income		$8,598			$8,527			$8,257

Net interest spread			2.78%			2.83%			3.27%

Net interest margin			3.44%			3.58%			3.98%

(1)
Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders' equity.

(2)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $177,000 in 2008, $203,000 in 2007, and 152,000 in 2006, are included in the calculation of the tax-exempt investment securities interest income.

(3)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $57,000 in 2008, $54,000 in 2007, and $19,000 in 2006, are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan fees included in interest income totaled $24,000 in 2008, $15,000 in 2007, and $36,000 in 2006.

Rate/Volume Analysis

        The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2008 compared to 2007			2007 compared to 2006
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
	Volume	Rate(1)		Volume	Rate(1)
	(dollars in thousands)
Interest Income
Interest-earning assets:
Federal funds sold	$(10)	$(236)	$(246)	$(174)	$26	$(148)
Interest-bearing deposits in other banks	(20)	(135)	(155)	(46)	12	(34)
Investment securities:
Taxable	(161)	14	(147)	5	96	101
Tax-exempt	(81)	3	(78)	144	7	151
Loans	1,226	(1,390)	(164)	2,344	184	2,528

Total interest income	954	(1,744)	(790)	2,273	325	2,598

Interest Expense
Interest-bearing liabilities:
NOW accounts	(1)	16	15	(4)	—	(4)
Savings accounts	4	1	5	2	—	2
Money market accounts	157	(371)	(214)	72	23	95
Certificates of deposit $100,000 or more	(320)	(361)	(681)	351	395	746
Certificates of deposit less than $100,000	183	(415)	(232)	389	528	917
Federal funds purchased	—	—	—	(2)	—	(2)
Short-term borrowings	46	(30)	16	(36)	—	(36)
Long-term borrowings	229	2	231	397	(174)	223
Junior subordinated debentures	—	(1)	(1)	369	18	387

Total interest expense	298	(1,159)	(861)	1,538	790	2,328

Net interest income	$656	$(585)	$71	$735	$(465)	$270

(1)
The volume/rate variance is allocated entirely to changes in rates.

Noninterest Income

        Noninterest income was $576,000 in 2008, $667,000 in 2007 and $338,000 in 2006, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income for 2007 is a gain from insurance proceeds in the amount of $230,000 and securities gains of and $26,000 in 2008 and $27,000 in 2007.

        The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

        Noninterest expenses were $6.53 million in 2008, $6.17 million in 2007 and $5.23 million in 2006. See Note 12 to the consolidated financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The changes in noninterest expenses are principally related to the increase in personnel expenses. Salaries expense in 2008 was $3.30 million, up $139,000 from the $3.16 million in 2007, which compares to $2.88 million, up $276,000 from the salaries and bonus expenses incurred in 2006. The increase in salaries expense during 2008 primarily related to general annual salary increases, whereas, 2007 and 2006 primarily related to the staffing of the two new branches in September 2006.

Income Taxes

        The Company incurred $441,000, $714,000 and $1.06 million of income tax expenses in 2008, 2007 and 2006. The effective tax rates are 29.82% for 2008, 31.40% for 2007 and 35.61% for 2006. The decrease in the effective tax rates are due to the lower pre-tax income and the larger amount of tax-exempt interest income as a percentage of pre-tax income for each year.

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

        The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the Company would have a cumulative negative gap at one year or less of $(60.1) million.

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

        The following table, "Interest Rate Sensitivity Gap Analysis," summarizes, as of December 31, 2008, the anticipated maturities or repricing of the Company's interest-earning assets and interest-

bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

        It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at December 31, 2008. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates traditionally tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case. Nor does it account for the effects of competition on pricing of deposits and loans. For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations. During the current year, the Company has begun to place interest rate floors on its commercial floating rate loans.

Interest Rate Sensitivity Gap Analysis
December 31, 2008

	Expected Repricing or Maturity Date
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(dollars in thousands)
Assets
Federal funds sold	$1,091	$—	$—	$—	$1,091
Interest-bearing deposits in other banks	14,156	—	—	—	14,156
Investment securities(1)	2,269	2,777	3,628	11,066	19,740
Loans	76,627	56,380	54,950	20,883	211,840

Total interest-earning assets	97,143	59,157	58,578	31,949	246,827

Liabilities
Savings and NOW Accounts	768	1,536	1,536	11,520	15,360
Money Market Accounts	1,930	3,860	3,860	28,950	38,600
Certificates of Deposit	98,282	31,321	580	—	130,183
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	—	6,186	—	6,186

Total interest-bearing liabilities	105,980	41,717	12,162	40,470	200,329

Interest rate sensitivity gap	$(8,837)	$17,440	$46,416	$(8,521)	$46,498

Cumulative interest rate sensitivity gap	$(8,837)	$8,603	$55,019	$46,498

Cumulative gap ratio as a percentage of total assets	(3.47)%	3.38%	21.61%	18.27%

(1)
Excludes equity securities.

        In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on period end Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a "shock test" assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates, the Company's net interest income would decline by 1.30% and with a decrease in interest rates of 200 basis points, the Company's net interest income would increase by 0.97%.

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

Investment Portfolio

        The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2008, U.S. Treasury and other U.S. government agencies and corporations had a duration of 3.12 years, while the mortgage-backed debt securities had a duration of 5.77 years, and the municipal securities had a duration of 7.41 years, giving the total investment portfolio a duration of 5.72 years. The average tax-equivalent yield earned on the investment portfolio for 2008, 2007 and 2006 was 5.29%, 5.22% and 4.78%, respectively. The mortgage-backed securities portfolio does not include any subprime or Alt-A type investments, which would carry a higher degree of risk. The municipal securities portfolio includes five (5) bonds in the amount of $1.36 million, which has an unrealized loss of $63,000, that are no longer rated by the credit rating agencies of S&P or Moody's. These bonds had enhanced credit insurance from various insurance companies, the credit ratings of which have downgraded, and therefore, have withdrawn their rating on the underlying municipal security. The Company feels comfortable with the exposure with these bonds at this time.

        The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders' equity at December 31, 2008.

        The following tables set forth certain information regarding the Company's investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2008			2007			2006
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$—	$—	—	$1,495	$1,494	5.09%	$1,000	$992	3.94%
Due after one year through five years	2,283	2,302	4.81%	3,549	3,549	4.96%	2,325	2,316	4.90%
Due after five years through ten years	645	650	5.00%	718	703	4.99%	2,861	2,830	4.95%
States and political subdivisions:
Due after one year through five years	—	—	—	200	194	4.64%	—	—	—
Due after five years through ten years	405	392	5.25%	3,186	3,197	5.57%	1,400	1,391	5.23%
Due after ten years	5,281	5,094	5.93%	6,435	6,406	5.94%	8,423	8,472	5.88%
Mortgage-backed debt securities	11,178	11,302	5.11%	11,666	11,669	4.77%	12,952	12,773	4.69%
Equity securities	300	300	—	300	300	—	400	400	—

	$20,092	$20,040	5.21%	$27,549	$27,512	5.13%	$29,361	$29,174	5.01%

Loan Portfolio

        The Company makes real estate mortgage, commercial and industrial, and consumer loans. The real estate mortgage loans are generally secured by the property and have a maximum loan to value ratio of 75% and generally a term of one to five years. The Company does not make it a practice of establishing an interest reserve account as part of the loan funding amount. The commercial and industrial loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the Bank. These loans typically have a maximum loan to value ratio of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made based on the financial strength of the individual borrower. The collateral for secured consumer loans may be marketable securities, automobiles, recreational vehicles or deposits in the Bank. The usual term for these loans is three to five years.

        The following table sets forth the distribution of the Company's loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

	December 31,
	2008		2007		2006		2005		2004
Real estate—construction and land development	$17,049	8%	$28,077	13%	$30,183	17%	$29,140	19%	$21,648	16%

Real estate—mortgage loans:
Secured by 1 to 4 family residential	36,986	17%	38,414	18%	34,194	20%	31,128	20%	28,066	21%
Secured by multi-family (5 or more)	8,856	4%	5,926	3%	4,640	3%	3,942	3%	2,083	2%
Secured by commercial	105,637	51%	101,920	49%	73,582	42%	60,087	39%	54,325	40%
Secured by farm land	6,747	3%	5,570	3%	4,302	2%	2,836	2%	3,145	2%

Total real estate—mortgage loans	158,226	75%	151,830	73%	116,718	67%	97,993	64%	87,619	65%

Loans to farmers	48	—		—	—	—	756	—	759	—
Commercial and industrial loans	34,779	16%	27,281	13%	24,806	14%	25,140	16%	22,683	17%
Loans to individuals for household, family and other personal expenditures	1,738	1%	1,773	1%	2,247	2%	2,312	1%	2,959	2%

Total loans	211,840	100%	209,011	100%	173,954	100%	155,341	100%	135,668	100%
Less allowance for loan losses	(3,120)		(2,640)		(2,166)		(1,953)		(1,503)

Net loans	$208,720		$206,371		$171,788		$153,388		$134,165

        As of December 31, 2008, the real estate loan portfolio constituted 83% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Company has $7.73 million and $5.85 million in outstanding balances of interest-only home equity lines of credit at December 31, 2008 and 2007, respectively.

        During 2008, the balance of loans in the construction and land development category was reduced due to the completion of several major projects that were subsequently moved to the commercial and multi-family mortgage categories, along with the Company increasing the credit standards on these types of loans.

        Under recent guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital. The Company monitors the level of construction and land development, and non-owner occupied commercial real estate loans in relation to its total risk-weighted capital on at least a quarterly basis. The banking regulators have established guidance limits of 100% and 300% of total risk-weighted capital for construction and land development, and non-owner occupied commercial real estate loans, respectively. These ratios as of December 31, 2008 were 71.53% for construction and land development loans and 239.00% for non-owner occupied commercial real estate loans.

Maturity and Interest Rate Sensitivity of Loans

        The following table presents the maturities or repricing periods of loans outstanding at December 31, 2008.

	Maturing in
	One year or less		After 1 through 5 years		After 5 years
	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(dollars in thousands)
Real estate-construction and land development	$10,144	$3,408	$3,069	$—	$429	$—	$17,050
Real estate-mortgage	22,117	20,103	97,668	447	14,939	2,950	158,224
Loans to farmers	48	—	—	—	—	—	48
Commercial and industrial loans	6,736	16,259	9,362	—	2,422	—	34,779
Loans to individuals for household, family and other personal expenditures	544	268	784	—	143	—	1,739

Total	$39,589	$40,038	$110,883	$447	$17,933	$2,950	$211,840

Allowance for Loan Losses

        The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses in 2008, 2007 and 2006 were $935,000, $491,000 and $213,000, respectively. The increase in the provision for loan losses in 2008 compared to 2007 is primarily due to the increase in net charge-offs incurred in 2008 of $455,000 as compared to $17,000 in 2007. The increase in the provision for loan losses in 2007 compared to the amount in 2006 relates primarily to the amount of loan growth for each year and management's evaluation of the loan portfolio as described below. During 2008, average loans increased by $16.77 million, whereas, average loans during 2007 increased by $32.48 million and during 2006 increased by $17.07 million. At December 31, 2008, the allowance for loan losses was $3.12 million or 1.47% of total loans.

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

        During 2008, the Company experienced an increase in the level of charged-off loans, as well as, an increase in the level of problem assets. With these increased amounts, the level of the allowance for loan losses in 2008 was increased by $480,000 to $3.12 million, or 1.47% of total loans at December 31, 2008 compared to $2.64 million or 1.26% of total loans at December 31, 2007. Subsequent to December 31, 2008, the foreclosed property was sold and the Company realized a $32,000 loss.

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

Allowance for Loan Losses

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Average total loans outstanding during year	$211,806	$195,040	$162,562	$145,488	$114,612

Balance at beginning of year	$2,640	$2,166	$1,953	$1,503	$985

Recoveries of loans previously charged-off (commercial and industrial)	10	—	—	—	4
Loans charged-off (consumer)	(5)	(17)	—	—	—
Loans charged-off (commercial and industrial)	(378)	—	—	—	(6)
Loans charged-off (commercial real estate)	(76)	—	—	—	—
Loans charged-off (residential real estate)	(6)	—	—	—	—

Net charge-offs	(455)	(17)	—	—	(2)

Provision charged to operating expenses	935	491	213	450	520

Balance at end of year	$3,120	$2,640	$2,166	$1,953	$1,503

Ratios of net charge-offs to average loans	0.21%	0.01%	0.00%	0.00%	0.00%

Problem Assets

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Nonperforming loans:
Nonaccrual—real estate mortgage	$1,103	$309	$—	$—	$89
Nonaccrual—commercial and industrial	94	—	36	8	13
Nonaccrual—consumer	—	1	24	—	—

Total nonperforming loans	$1,197	$310	$60	$8	$102

Foreclosed properties:
Foreclosed properties—residential real estate	363	—	—	—	—

Total foreclosed properties	363	—	—	—	—

Total nonperforming assets	$1,560	$310	$60	$8	$102

Nonperforming assets to total loans and foreclosed properties at period end	0.74%	0.15%	0.03%	0.01%	0.08%
Nonperforming assets to total assets at period end	0.61%	0.12%	0.03%	0.00%	0.06%
Allowance for loan losses to nonperforming loans at period end	260.65%	851.61%	3,610.00%	24,412.50%	1,473.53%

        There were no other interest-bearing assets at December 31, 2008 classifiable as nonaccrual, 90 days past due, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

        The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
	2008	% of Loans	2007	% of Loans	2006	% of Loans	2005	% of Loans	2004	% of Loans
	(dollars in thousands)
Real estate-construction and land development	$333	8%	$240	13%	$218	17%	$318	19%	$186	16%
Real estate-mortgage	2,278	75%	1,774	73%	1,509	67%	1,171	64%	865	65%
Commercial and industrial loans	472	16%	532	13%	400	14%	408	16%	377	17%
Loans to individuals for household, family and other personal expenditures	37	1%	94	1%	39	2%	56	1%	75	2%

	$3,120	100%	$2,640	100%	$2,166	100%	$1,953	100%	$1,503	100%

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

        Approximately 60.0% and 60.1% of the Company's deposits at December 31, 2008 and 2007 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Time deposits in denominations of $100,000 or more can be more volatile and more expensive than time deposits of less than $100,000. However, because the Bank focuses on relationship banking, and most of these deposits are obtained from the local community, historical experience has been that large time deposits have not been more volatile or significantly more volatile or expensive than smaller denomination certificates.

        The following tables provide a summary of the Company's deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2008, 2007, and 2006.

Average Deposits and Average Rate

	December 31,
	2008		2007		2006
	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$35,009	—	$32,809	—	$32,018	—
Interest-bearing demand deposits:
NOW accounts	11,490	0.32%	12,308	0.18%	14,425	0.18%
Money market accounts	40,234	1.86%	34,614	2.79%	31,982	2.72%
Savings accounts	3,966	0.50%	3,095	0.48%	2,617	0.50%
Certificates of deposit:
$100,000 or more	58,214	4.18%	64,855	4.81%	56,509	4.20%
Less than $100,000	72,133	4.12%	68,244	4.71%	58,357	3.93%

Total average deposits	$221,046	3.32%	$215,925	3.40%	$195,908	2.85%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
	2008	2007	2006
	(dollars in thousands)
Maturing in:
3 months or less	$10,992	$12,924	$14,380
Over 3 months through 6 months	7,989	13,804	10,128
Over 6 months through 12 months	25,471	18,087	29,339
Over 12 months	13,383	15,741	7,467

	$57,835	$60,556	$61,314

Borrowings

        For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, principally securities sold under agreements to repurchase, and has lines to purchase overnight funds from correspondent banks. The following tables set forth certain information regarding the Company's short-term borrowings at the dates indicated.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(1)

	2008	2007	2006
	(dollars in thousands)
Total outstanding at year-end	$—	$—	$—
Average amount outstanding during the year	$—	$—	$27
Maximum amount outstanding at any month-end	$—	$—	$—
Weighted-average interest rate at year-end	—	—	—
Weighted-average interest rate during the year	—	—	5.56%

(1)
Includes securities sold under agreements to repurchase with various counterparties. Repurchase agreements mature primarily within 60 days and are collateralized with certain debt securities.

Other Short-Term Borrowings

	2008	2007	2006
	(dollars in thousands)
Total outstanding at year-end	$—	$—	$450
Average amount outstanding during the year	$749	$31	$566
Maximum amount outstanding at any month-end	$4,000	$450	$700
Weighted-average interest rate at year-end	—	—	6.00%
Weighted-average interest rate during the year	2.40%	6.45%	6.71%

        The other short-term borrowings at December 31, 2006 consist of an unsecured loan from an unaffiliated third party in the amount of $450,000 with a fixed interest rate of 6.00% and matured on January 27, 2007. The Company's unused lines of credit for short-term borrowings totaled $4.00 million at December 31, 2008 and 2007.

Long-Term Borrowings

        At December 31, 2008 and 2007, the Company had $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta ("FHLB"). There are two convertible advances in the amounts of $5.00 million each, each bearing interest at a rate of 4.56%, having maturity dates of April 27, 2012 and September 4, 2012, unless called on April 27, 2009 or September 4, 2010, respectively, by the FHLB. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's residential mortgage loan portfolio.

Trust Preferred Securities/Junior Subordinated Debentures

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all $186,000 of the common securities. The principal asset of the Trust is $6.186 million of Bancorp's junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust securities. The proceeds from this issuance were used to repay a $450,000 short-term debt obligation that matured in January 2007, capital injections of $4.50 million into the Bank, and the remaining proceeds will be used to supplement the Company's capital for continued growth and other general corporate purposes. The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill, after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation. At December 31, 2008, all of the trust preferred securities qualified as Tier 1 capital.

Capital Resources

        The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes. The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $3.00 million with no outstanding balance as of December 31, 2008 or 2007. This facility matures on May 1, 2009, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed. The Company does not anticipate any issues with the renewal of this credit facility.

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Company will be subject to additional requirements when its assets exceed $500 million, it has publicly issued debt or it engages in certain highly leveraged activities. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2008 and that the Company would meet such requirements if applicable. See Note 13 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

        As of December 31, 2008, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 13 to the consolidated financial statements. There are no conditions or events since that notification which management believes have changed the Bank's category.

        On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.50 million, through June 30, 2012, or earlier termination of the program by the Board of Directors. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company's shares. As of December 31, 2008, there have been no shares repurchased by the Company.

        The Company announced on January 27, 2009 that it has decided not to participate in the U.S. Treasury Department's TARP Capital Purchase Program. The Treasury Department recently primarily approved an investment in the Company of up to $7.016 million in new capital under the TARP Program. The Capital Purchase Program has only been made available to sound financial institutions meeting or exceeding strict qualifying criteria.

        The Bank's capital ratios significantly exceed the regulatory requirements for well capitalized banks, with its ratios of 12.43% and 11.18% for Total Risk-Based Capital and Tier 1 Capital, respectively, compared to the regulatory minimums of 10.00% and 6.00%. Management of Company believes that its level of existing capital is adequate to support continued successful implementation of the Company's business plan without the need for government capital assistance, since participation in the Capital Purchase Program also includes certain long-term restrictions and costs.

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

Off-Balance Sheet Arrangements

        With the exception of the Company's obligations in connection with its trust preferred securities and in connection with its irrevocable letters of credit and loan commitments, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For additional information on off-balance sheet arrangements, please see "Note 1—Nature of Operations and Significant Accounting Policies—Recent Accounting Pronouncements," "Note 9—Leasing Arrangements," "Note 16—Transactions with Related Parties—Lease Agreement" and "Note 17—Commitment and Contingencies" to the consolidated financial statements.

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Frederick County Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with the authorizations of Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material impact on the financial statements. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. The Audit Committee of the Board of Directors (the "Committee"), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the "COSO" criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected or is likely to materially affect, the Company's internal control over financial reporting.

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
Frederick, Maryland

        We have audited the accompanying consolidated balance sheets of Frederick County Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Baltimore, Maryland
February 11, 2009

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007
	(dollars in thousands)
Assets
Cash and due from banks	$808	$3,828
Federal funds sold	1,091	6,864
Interest-bearing deposits in other banks	14,156	1,674

Cash and cash equivalents	16,055	12,366

Investment securities available-for-sale—at fair value	20,040	27,512
Restricted stock	1,599	1,440
Loans	211,840	209,011
Less: Allowance for loan losses	(3,120)	(2,640)

Net loans	208,720	206,371

Bank premises and equipment	5,221	5,512
Accrued interest and other assets	2,927	2,790

Total assets	$254,562	$255,991

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$32,740	$33,357
Interest-bearing deposits	184,143	185,871

Total deposits	216,883	219,228

Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	881	997

Total liabilities	233,950	236,411

Commitments and Contingencies (Notes 9, 15, and 16)
Shareholders' Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,460,802 and 1,460,602 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,690	14,687
Retained earnings	5,939	4,901
Accumulated other comprehensive income (loss)	(32)	(23)

Total shareholders' equity	20,612	19,580

Total liabilities and shareholders' equity	$254,562	$255,991

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$14,038	$14,205
Interest and dividends on investment securities:
Taxable	769	916
Tax exempt	343	395
Dividends	81	81
Interest on federal funds sold	193	439
Other interest income	56	211

Total interest income	15,480	16,247

Interest expense:
Interest on deposits	6,230	7,337
Interest on short-term borrowings	18	2
Interest on long-term borrowings	464	233
Interest on junior subordinated debentures	404	405

Total interest expense	7,116	7,977

Net interest income	8,364	8,270
Provision for loan losses	935	491

Net interest income after provision for loan losses	7,429	7,779

Noninterest income:
Securities gains	26	27
Gain from insurance proceeds	—	230
Gain on sale of foreclosed properties	15	—
Service fees	272	213
Other operating income	263	197

Total noninterest income	576	667

Noninterest expenses:
Salaries and employee benefits	3,802	3,570
Occupancy and equipment expenses	1,224	1,081
Other operating expenses	1,500	1,521

Total noninterest expenses	6,526	6,172

Income before provision for income taxes	1,479	2,274
Provision for income taxes	441	714

Net income	$1,038	$1,560

Basic earnings per share	$0.71	$1.07

Diluted earnings per share	$0.69	$1.03

Basic weighted average number of shares outstanding	1,460,670	1,460,125

Diluted weighted average number of shares outstanding	1,503,372	1,518,155

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2008 and 2007
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousand)
Balance, January 1, 2007	1,458,602	$15	$14,652	$3,341	$(115)	$17,893
Comprehensive income:
Net income				1,560		1,560
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $58					92	92

Total comprehensive income						1,652
Shares issued under stock option transactions	2,000	—	20	—	—	20
Excess tax benefit from equity-based awards	—	—	15	—	—	15

Balance, December 31, 2007	1,460,602	15	14,687	4,901	(23)	19,580
Comprehensive income:
Net income				1,038		1,038
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $6					(9)	(9)

Total comprehensive income						1,029
Shares issued under stock option transactions	200	—	2	—	—	2
Excess tax benefit from equity-based awards	—	—	1	—	—	1

Balance, December 31, 2008	1,460,802	$15	$14,690	$5,939	$(32)	$20,612

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,038	$1,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	296
Deferred income taxes (benefits)	(216)	(150)
Provision for loan losses	935	491
Securities gains	(26)	(27)
Net (discount accretion) premium amortization on investment securities	—	(4)
Gain on sale of foreclosed property	(15)	—
Provision for foreclosed properties	25	—
Gains from insurance proceeds	—	(230)
Decrease (increase) in accrued interest and other assets	60	(492)
Decrease in accrued interest and other liabilities	(116)	(47)

Net cash provided by operating activities	2,019	1,397

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(3,053)	(3,116)
Proceeds from sales of investment securities available-for-sale	5,040	127
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	5,496	4,832
Purchases of restricted stock	(159)	(502)
Net increase in loans	(3,734)	(35,074)
Purchases of bank premises and equipment	(43)	(1,548)
Proceeds from sale of foreclosed property	465	—
Proceeds from insurance	—	332

Net cash provided by (used in) investing activities	4,012	(34,949)

Cash flows from financing activities:
Net (decrease) increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	(760)	1,846
Net (decrease) increase in time deposits	(1,585)	8,004
Repayment of short-term borrowings	—	(450)
Proceeds from long-term borrowings	—	10,000
Proceeds from issuance of common stock	2	20
Excess tax benefit from equity-based awards	1	15

Net cash (used in) provided by financing activities	(2,342)	19,435

Net increase (decrease) in cash and cash equivalents	3,689	(14,117)
Cash and cash equivalents—beginning of year	12,366	26,483

Cash and cash equivalents—end of year	$16,055	$12,366

Supplemental cash flow disclosure:
Interest paid	$7,180	$7,913

Income taxes paid	$589	$811

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

        Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value based on information provided by a third party pricing service with any unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of shareholders' equity, net of the related deferred tax effect.

        Dividend and interest income, including amortization of premium and accretion of discount arising at acquisition, from all categories of investment securities are included in interest income in the statements of income.

        Gains and losses realized on sales of investment securities, determined using the adjusted cost basis of the specific securities sold, are included in noninterest income in the consolidated statements of income. Additionally, declines in the estimated fair value of individual investment securities below their cost that are other-than-temporary are reflected as realized losses in the statements of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114,

Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, if such loans are considered to be collateral dependent and in the process of collection, or the present value of future cash flows, or the loan's value as observable in the secondary market. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

        The formula allowance component is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the Company's internal criteria for classification, such as special mention, substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio. These internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-classified loans due to management's concerns regarding collectability or management's knowledge of particular elements surrounding the borrower. Allowance factors increase with the worsening of the internal risk rating.

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

Foreclosed properties:

        Foreclosed properties include properties that have been acquired in complete or partial satisfaction of a debt. These properties are initially recorded at fair value on the date of acquisition. Any write-downs at the time of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, a valuation allowance is established, if necessary, to report these assets at the lower of (a) fair value minus estimated costs to sell or (b) cost. Gains and losses realized on the sale, and any adjustments resulting from periodic re-evaluation of this property are included in noninterest income or expense, as appropriate. Net costs of maintaining and operating the properties are expensed as incurred.

Stock-based compensation plan:

        The Company maintains an Employee Stock Option Plan, which is described more fully in Note 10, and provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company's shareholders.

        As of January 1, 2007, all outstanding stock options were fully vested. No stock options were granted in 2008 or 2007 and, accordingly, no compensation cost for the stock-based compensation plan was incurred. Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model with assumptions of the following: option price, dividend yield, expected volatility, risk free interest rate and expected life.

Income taxes:

        Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recognize interest and penalties related to income tax matters in income tax expense.

Fair value measurements:

        The Company follows the guidance of SFAS 159, The Fair Value Option for Financial Assets and Liabilities and SFAS 157, Fair Value Measurements. SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell and asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

	Years Ended December 31,
	2008	2007
	(dollars in thousands, except per share amounts)
Net income	$1,038	$1,560

Basic earnings per share	$0.71	$1.07

Diluted earnings per share	$0.69	$1.03

Basic weighted average number of shares outstanding	1,460,670	1,460,125
Effect of dilutive securities—stock options	42,702	58,030

Diluted weighted average number of shares outstanding	1,503,372	1,518,155

Transfers of financial assets:

        The Company accounts for transfers and servicing of financial assets in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement of SFAS 125). Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This Statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement became effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company implemented SFAS 159 and it did not have a material impact on its financial position or results of operations.

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

        In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users financial statements with enhanced understanding of: (a) How and why an entity uses derivatives instruments; (b) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

Note 2.    Compensating Balances:

        Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $60,000 at December 31, 2008 and 2007. In addition, for the reserve maintenance period in effect at December 31, 2008 and 2007, the Company was required to maintain balances of $350,000 with the Federal Reserve Bank.

Note 3.    Investments:

        The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2008 and 2007, are as follows:

Available-for-sale

December 31, 2008

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$2,283	$20	$1	$2,302
Due after five years through ten years	645	5	—	650

	2,928	25	1	2,952

States and political subdivisions:
Due after five years through ten years	405	—	13	392
Due after ten years	5,281	15	202	5,094

	5,686	15	215	5,486

Mortgage-backed debt securities	11,178	166	42	11,302
Equity securities	300	—	—	300

	$20,092	$206	$258	$20,040

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$1,495	$—	$1	$1,494
Due after one year through five years	3,549	13	13	3,549
Due after five years through ten years	718	—	15	703

	5,762	13	29	5,746

States and political subdivisions:
Due within one year through five years	200	—	6	194
Due after five years through ten years	3,186	24	13	3,197
Due after ten years	6,435	32	61	6,406

	9,821	56	80	9,797

Mortgage-backed debt securities	11,666	70	67	11,669
Equity securities	300	—	—	300

	$27,549	$139	$176	$27,512

        Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$942	$1	$—	$—	$942	$1
State and political subdivisions	3,299	204	192	11	3,491	215
Mortgage-backed debt securities	2,448	42	—	—	2,448	42

Total temporarily impaired securities	$6,689	$247	$192	$11	$6,881	$258

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$2,547	$7	$1,439	$22	$3,986	$29
State and political subdivisions	4,748	71	290	9	5,038	80
Mortgage-backed debt securities	813	2	5,382	65	6,195	67

Total temporarily impaired securities	$8,108	$80	$7,111	$96	$15,219	$176

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

        The bonds in an unrealized loss position at December 31, 2008 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, three (3) are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard Poor's, eight (8) are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and municipal bonds rated by Standard and Poor's are as follows: one (1) rated AAA, one (1) rated AA+, five (5) rated A1 and five (5) not rated. As management has the ability to hold debt securities until maturity, or until the unrealized loss is recouped, no declines are deemed to be other than temporary.

        Included in the investment portfolio at December 31, 2008 and 2007 are securities carried at $4,331,000 and $6,169,000, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

        Gross gains of $26,000 and $27,000 in 2008 and 2007, respectively, were realized from sales of investment securities available-for-sale.

Restricted Stock

        The following table shows the amounts of restricted stock as of December 31, 2008 and 2007:

	2008	2007
	(dollars in thousands)
Federal Home Loan Bank of Atlanta	$559	$529
Federal Reserve Bank	1,000	871
Atlantic Central Bankers Bank	40	40

	$1,599	$1,440

Note 4.    Loans and Allowance for Loan Losses:

        Loans consist of the following at December 31, 2008 and 2007:

	2008	2007
	(dollars in thousands)
Real estate loans:
Construction and land development	$17,049	$28,077

Real estate—mortgage loans:
Secured by 1 to 4 family residential properties	36,986	38,414
Secured by multi-family (5 or more) residential properties	8,856	5,926
Secured by commercial properties	105,637	101,920
Secured by farm land	6,747	5,570

Total real estate—mortgage loans	158,226	151,830

Loans to farmers	48	50
Commercial and industrial loans	34,779	27,281
Loans to individuals for household, family and other personal expenditures	1,738	1,773

Total loans	211,840	209,011
Less allowance for loan losses	(3,120)	(2,640)

Net loans	$208,720	$206,371

        Transactions in the allowance for loan losses for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(dollars in thousands)
Balance at beginning of year	$2,640	$2,166
Provision charged to operating expenses	935	491
Recoveries of loans previously charged-off	10	—

	3,585	2,657
Loans charged-off	(465)	(17)

Balance at end of year	$3,120	$2,640

        Information concerning the Company's recorded impaired loans and related interest income as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(dollars in thousands)
Impaired loans with related of allowance	$2,297	$—
Specific allocation of allowance	$631	$—
Impaired loans with no related allowance	$—	$310

	2008	2007
	(dollars in thousands)
Average recorded investment in impaired loans	$1,197	$87
Interest income recognized on impaired loans based on cash payments received	$72	$—

        Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. Interest income forgone on nonaccrual loans at December 31, 2008 and 2007 amounted to $26,000 and $38,000, respectively.

Note 5.    Bank Premises and Equipment:

        Bank premises and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
	(dollars in thousands)
Land	$1,924	$1,924
Buildings	2,287	2,355
Furniture and equipment	2,019	1,929
Leasehold improvements	442	421

	6,632	6,629
Less accumulated depreciation and amortization	(1,451)	(1,117)

	$5,221	$5,512

        Depreciation and amortization charged to operations amounted to $334,000 in 2008 and $296,000 in 2007.

Note 6.    Deposits:

        Certificates of deposit and other time deposits issued in denominations of $100,000 or more totaled $57,835,000 and $60,556,000 at December 31, 2008 and 2007, respectively, and are included in interest-bearing deposits in the balance sheet.

        At December 31, 2008, the maturity distribution of certificates of deposit are as follows:

Maturing in:	Certificates of Deposit
(dollars in thousands)
2009	$98,283
2010	24,883
2011	6,438
2012	189
2013	390

$130,183

        Interest on deposits for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
	(dollars in thousands)
NOW accounts	$37	$22
Savings accounts	20	15
Money market accounts	752	966
Certificates of deposit $100,000 and over	2,440	3,213
Certificates of deposit under $100,000	2,981	3,121

	$6,230	$7,337

Note 7.    Borrowings:

        During 2008 and 2007, the Company had no sales of securities under agreements to repurchase the same securities, or other short-term borrowing arrangements.

Other short-term borrowings:

	2008	2007
	(dollars in thousands)
Total outstanding at year-end	$—	$—
Average amount outstanding during the year	$749	$31
Maximum amount outstanding at any month-end	$4,000	$450
Weighted-average interest rate at year-end	—	—
Weighted-average interest rate during the year	2.40%	6.45%

        The Company's unused lines of credit for short-term borrowings totaled $4,000,000 at December 31, 2008 and 2007.

Long-Term Borrowings

        The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") in the amount of $23,523,000, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. At December 31, 2008 and 2007, the Company had $10,000,000 in borrowings under this credit facility from the FHLB. There are two convertible advances in the amounts of $5,000,000 each, which are both at a rate of 4.56%, with maturity dates of April 27, 2012 and September 4, 2012, unless called earlier on April 27, 2009 or September 4, 2010, respectively, by the FHLB.

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

Note 9.    Leasing Arrangements:

        The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to July 2013. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 16 for a discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods under these leases at December 31, 2008 is outlined below:

Years ending December 31	Total
(dollars in thousands)
2009	$291
2010	301
2011	284
2012	258
2013	267
Later years	1,766

$3,167

        Rent expense included in occupancy and equipment expenses amounted to $336,000 in 2008 and $287,000 in 2007.

Note 10.    Employee Benefit Plans:

401(k) profit sharing plan:

        The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company has the discretion to make matching contributions of 100% of the employee's contributions up to 4% of the employee's salary. In 2008 and 2007, the Company made matching contributions of 100%. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

        The Company expensed contributions to the Plan in the amounts of $115,000 in 2008 and $114,000 in 2007.

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

        No amounts have been deferred or were expensed under this Plan in the accompanying statements of income for 2008 or 2007.

Stock-based compensation plan:

        The 2001 Plan provides that 260,000 shares of the Company's common stock will be reserved for the granting of both incentive stock options (ISO) and non-incentive stock options (NQSO) to purchase these shares. At December 31, 2008, there are 126,540 shares remaining that are reserved for future grants under this plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

        The following is a summary of transactions in the Plan during the years ended December 31, 2008 and 2007.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2006	130,010	$10.00

Exercised	2,000	10.00
Terminated	—	—
Granted	—	—

Balance at December 31, 2007	128,010	$10.00

Exercised	200	10.00
Terminated	—	—
Granted	—	—

Balance at December 31, 2008	127,810	$10.00

        As noted in the table above, there were no options granted in 2008 or 2007. All prior grants were fully vested and exercisable as of December 31, 2006.

        The 127,810 options outstanding as of December 31, 2008, have an aggregate intrinsic value, which is the amount that the market value of the underlying stock exceeds the exercise price of the option, of $767,000. The aggregate intrinsic value of the options exercised in 2008 and 2007 amounted to $2,000 and $41,000, respectively.

        At December 31, 2008 and 2007, the 127,810 and 128,010 options issued and outstanding, respectively, had exercise prices and weighted-average remaining contractual lives as follows:

December 31,	2008	2007
Exercisable options:
Options outstanding	127,810	128,010
Weighted-average exercise price	$10.00	$10.00
Weighted-average remaining contractual life (months)	34	46

Note 11.  Income Taxes:

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
	(dollars in thousands)
Deferred tax assets:
Organizational costs	$—	$1
Allowance for loan losses	1,190	976
Unrealized loss on securities available-for-sale	21	14
Other	35	27

Total deferred tax assets	1,246	1,018

Deferred tax liabilities:
Depreciation	(99)	(93)

Total deferred tax liabilities	(99)	(93)

Net deferred tax assets	$1,147	$925

        A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(dollars in thousands)
Income before income tax	$1,479	$2,274
Tax rate	34%	34%

Income tax at statutory rate	503	773
Increases (decreases) in tax resulting from:
Tax exempt interest income	(135)	(142)
State income taxes, net of federal income tax benefit	62	81
Other	11	2

Provision for income taxes	$441	$714

        Significant components of the provision for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(dollars in thousands)
Taxes currently payable:
Federal	$485	$706
State	172	158

	657	864

Deferred tax benefit:
Federal	(146)	(123)
State	(70)	(27)

	(216)	(150)

Total	$441	$714

Note 12.  Noninterest Expenses:

        Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2008 and 2007 include the following:

	2008	2007
	(dollars in thousands)
Salaries	$3,296	$3,125
Bonus	—	32
Deferred personnel costs	(105)	(162)
Payroll taxes	234	235
Employee insurance	220	196
Other employee benefits	157	144
Depreciation	334	296
Rent, net	331	278
Utilities	100	103
Repairs and maintenance	223	209
ATM expenses	103	84
Other occupancy and equipment expenses	133	111
Postage and supplies	67	80
Data processing	365	355
Advertising and promotion	266	313
Provision for foreclosed properties	25	—
Legal	18	23
Insurance	55	51
Consulting	13	53
Courier	19	45
Audit fees	187	234
Other	485	367

	$6,526	$6,172

Note 13.  Shareholders' Equity:

Restrictions on dividends:

        The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits. At December 31, 2008, the Bank was limited from paying dividends to Bancorp in excess of $3,018,000, and by the requirement to meet certain capital ratios. The Bank did not pay any dividends to Bancorp in 2008 or 2007.

Restrictions on lending from subsidiary to parent:

        Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2008 and 2007.

Capital:

        The Bank is, and when the Company's assets exceed $500,000,000, it has public debt or it engages in certain highly leverage activities, the Company will be, subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2008 and 2007.

        As of December 31, 2008, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios at December 31, 2008 and 2007 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$29,517	12.84%	$18,387	8.00%	N/A	N/A
Bank	$28,504	12.43%	$18,348	8.00%	$22,936	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$26,644	11.59%	$9,194	4.00%	N/A	N/A
Bank	$25,637	11.18%	$9,174	4.00%	$13,761	6.00%
Tier 1 Capital (to Average Assets):
Company	$26,644	10.31%	$10,338	4.00%	N/A	N/A
Bank	$25,637	9.94%	$10,319	4.00%	$12,899	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$28,243	12.29%	$18,385	8.00%	N/A	N/A
Bank	$26,474	11.54%	$18,347	8.00%	$22,933	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$25,603	11.14%	$9,193	4.00%	N/A	N/A
Bank	$23,834	10.39%	$9,173	4.00%	$13,760	6.00%
Tier 1 Capital (to Average Assets):
Company	$25,603	9.88%	$10,368	4.00%	N/A	N/A
Bank	$23,834	9.21%	$10,348	4.00%	$12,935	5.00%

Note 14.  Fair Value Measurements:

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This Statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes must be recorded in earnings. The Company adopted SFAS 159 as of January 1, 2008 and it did not have a material impact on its financial position or results of operations.

        Simultaneously with the adoption of SFAS 159, the Company adopted SFAS 157, Fair Value Measurements, effective January 1, 2008. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below.

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

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

        The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by SFAS 157, the Company does not adjust the quoted price for such instruments.

        The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

        Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

        Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business' financial statements and, if necessary, discounted based on management's review and analysis. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

        The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of December 31, 2008.

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Securities available for sale	$20,040	$—	$20,040	$—

        The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2008.

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Other real estate owned	$363	$—	$—	$363
Impaired loans	$2,297	$—	$—	$2,297

        The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008.

	Foreclosed Properties	Impaired Loans
	(dollars in thousands)
Balance at December 31, 2007	$—	$310

Total net gains (losses) for the year included in:
Gain on sale of foreclosed properties	15	—
Other comprehensive gain (loss)	—	—
Purchases and sales, net	348	—
Net transfers in (out)	—	1,987

Balance at December 31, 2008	$363	$2,297

Note 15.  Fair Value of Financial Instruments:

        In accordance with the disclosure requirements of SFAS 107, the estimated fair values of the Company's financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$16,055	$16,055	$12,366	$12,366
Investment securities available-for-sale	20,040	20,040	27,512	27,512
Restricted stock	1,599	1,599	1,440	1,440
Net loans	208,720	207,678	206,371	202,630
Accrued interest receivable	821	821	1,195	1,195
Financial Liabilities
Deposits	$216,883	$223,718	$219,228	$223,252
Short-term borrowings	—	—	—	—
Long-term borrowings	10,000	10,914	10,000	10,302
Junior subordinated debentures	6,186	6,048	6,186	6,285
Accrued interest payable	290	290	354	354

        The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2008 and 2007:

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

Long-term borrowings:

        The fair value of the long-term borrowings is determined using rates currently available to the Company for debt with similar terms and remaining maturities.

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

Note 16.  Transactions with Related Parties:

Loans:

        In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their affiliates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2008 and 2007 is as follows:

(dollars in thousands)
Balance, December 31, 2006	$2,600

New loans	158
Repayments	(976)

Balance, December 31, 2007	1,782

New loans	426
Repayments	(285)

Balance, December 31, 2008	$1,923

Consulting agreement:

        During 2007, the Company was party to a consulting contract with a shareholder and director. The shareholder and director was engaged to devote his efforts to assist with facilities management, Company expansion and other projects as directed by the Company's President. As compensation for his services under this agreement, the shareholder and director was paid at an annual rate of $40,000.

        The accompanying consolidated statement of income includes $40,000 for 2007 for consulting expenses related to this agreement.

Lease agreement:

        The Company entered into a lease in July 2003 for approximately 3,800 square feet of office space owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 10, 2003 and will expire on July 10, 2011. Under this lease, monthly payments for the period July 10, 2008 to July 9, 2009 are $4,741. Subsequent twelve-month periods are subject to a five percent increase.

        The Company entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above. The lease term commenced on February 1, 2005 and will expire on January 31, 2010. Under this lease, monthly payments for the period February 1, 2008 to January 31, 2009 are $3,138. Subsequent twelve-month periods are subject to a five percent increase.

        The Company also entered into a lease in August 2008 for approximately 2,972 square feet of office space with the same limited liability company mentioned above. The lease term commenced on August 1, 2008 and will expire on July 31, 2013. Under this lease, monthly payments are $3,839 with subsequent twelve-month periods subject to a three percent increase thereafter, which begins on August 1, 2010.

Note 17.  Commitments and Contingencies:

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

        The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2008 and 2007 were as follows:

	2008	2007
	Contractual Amount	Contractual Amount
	(dollars in thousands)
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,751	$34,653
Standby letters of credit	3,707	3,817

Total	$33,458	$38,470

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

Note 18.  Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Assets
Cash	$724	$1,455
Receivable from subsidiaries	77	57
Investment securities available-for-sale-at-fair value	300	300
Investment in banking subsidiary	25,605	23,811
Investment in other subsidiary	186	186

Total assets	$26,892	$25,809

Liabilities and Shareholders' Equity
Junior subordinated debentures	$6,186	$6,186
Other liabilities	94	43

Total liabilities	6,280	6,229

Common stock	15	15
Additional paid-in capital	14,690	14,687
Retained earnings	5,939	4,901
Accumulated other comprehensive income (loss)	(32)	(23)

Total shareholders' equity	20,612	19,580

Total liabilities and shareholders' equity	$26,892	$25,809

Statements of Income

	Years Ended December 31
	2008	2007
	(dollars in thousands)
Dividend income	$12	$12
Interest income	41	165
Securities gains	—	27

Total Income	53	204

Expenses:
Interest on short-term borrowings	—	2
Interest on long-term borrowings	—	—
Interest on junior subordinated debentures	404	405
Other	51	32

Total expenses	455	439

Loss before provision for income taxes and equity in undistributed earnings of subsidiaries	(402)	(235)
Provision for income tax benefits	(137)	(80)

Loss before equity in undistributed earnings of subsidiaries	(265)	(155)
Equity in undistributed earnings of subsidiaries	1,303	1,715

Net income	$1,038	$1,560

Statements of Cash Flows

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,038	$1,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,303)	(1,715)
Securities gains	—	(27)
Increase in receivable from subsidiaries	(20)	(57)
Decrease in other assets	—	14
Decrease in payable to subsidiaries	—	(3)
Increase in other liabilities	51	13

Net cash used in operating activities	(234)	(215)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	127
Investment in banking subsidiary	(500)	(4,000)

Net cash used in financing activities	(500)	(3,873)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(450)
Proceeds from issuance of common stock	2	20
Excess tax benefit from equity-based awards	1	15

Net cash provided by (used in) provided by financing activities	3	(415)

Net (decrease) increase in cash	(731)	(4,503)
Beginning cash	1,455	5,958

Ending cash	$724	$1,455

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

        The Company also has a subsidiary called FCBI Statutory Trust I. See Note 8 to the consolidated financial statements for additional disclosures. Subsequent to December 31, 2008, Bancorp established as direct and indirect subsidiaries, two new companies for the purpose of holding and managing problem loans and foreclosed real estate.

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

        The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. Management of the Bank carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

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

Market Area and Competition

        Location and Market Area.    The headquarters for Bancorp and the Bank is located at 9 North Market Street, Frederick, Maryland 21701, in downtown Frederick. The Bank's main banking office is located at 30 West Patrick Street, Frederick, Maryland and has two branches located in Frederick, Maryland, one at 198 Thomas Johnson Drive, and the second at 6910 Crestwood Boulevard. The third branch is located in Walkersville, Maryland at 200 Commerce Drive. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past seven years. The Bank is one of two commercial banks based in Frederick County that have been organized since 1989, both of which have their headquarters in Frederick City. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

        Frederick County, located in central Maryland, had a 2008 population of approximately 233,000. This represented an increase of 5.6% from 2005. The population of Frederick County is anticipated to continue to grow, to approximately 266,000 in 2015 and 288,000 in 2020. Frederick City has experienced similar population growth, resulting in a 2008 population of approximately 62,000.

        The County currently has approximately 125,000 jobs. Raw employment figures in Frederick County do not reflect the significant intercounty commuter traffic between Frederick and surrounding counties. A significant portion of Frederick residents work in other jurisdictions, and a substantial number of Frederick County jobs are held by nonresidents. The economy of Frederick County is highly diversified.

        Employment is currently distributed among the following categories:

Sector	Percent Of Jobs
Construction	10.4%
Manufacturing	6.0%
Trade, Transportation and Utilities	17.3%
Financial Activities	7.5%
Services (includes business, health, hospitality and education)	42.6%
Government	16.2%

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

Employees

        At February 1, 2009, the Company employed fifty-four (54) persons on a full-time basis, two (2) of which are executive officers, and nine (9) persons on a part time basis. None of the Company's employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long-term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

Properties

        The main office of the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which expires in July 2011, at a current annual rent of $91,893; subject to annual increases of 3% per year, plus additional rent relating to common area fees and taxes. The Company has one 5-year renewal option.

        The Antietam branch is located at 198 Thomas Johnson Drive, Frederick, Maryland and consists of 3,168 square feet in a 75,000 square foot building. The property is occupied under a five (5)-year lease, which expires in May 2012, at a current annual rent of $53,856; plus additional rent relating to common area fees and taxes. The Company has two 5-year renewal options.

        The Company leases approximately 3,800 square feet of office space located at 7 North Market Street, 2nd floor, Frederick, Maryland, used for the Company's operations center, in a building owned by a limited liability company owned by three shareholders/directors. The lease term will expire in

July 2011. Pursuant to this lease, the current annual payments are $56,893 and are subject to annual increases of 5% per year. The Company has one 3-year renewal option.

        The Company leases approximately 2,418 square feet of office space at 9 North Market Street, Frederick, Maryland, which it uses as the headquarters location for the Bancorp and the Bank, with the same limited liability company mentioned above. The lease will expire in January 2010. Pursuant to this lease, the current annual payments are $37,652 and are subject to annual increases of 3% per year. The Company has two 5-year renewal options.

        The Company also leases approximately 2,972 square feet of office space at 7 North Market Street, 3rd Floor, Frederick, Maryland, used for administrative offices, with the same limited liability company mentioned above. The lease will expire in July 2013. Pursuant to this lease, the current annual payments are $46,068 and are subject to annual increases of 3% per year. The Company has two 5-year renewal options.

        The Company owns the premises for its branches located at 6910 Crestwood Boulevard, Frederick Maryland and 200 Commerce Drive, Walkersville, Maryland.

        The Company also owns 1.775 acres of vacant land at 8401 Progress Court in Frederick, Maryland which may be used for future expansion.

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

        The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

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

        In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0%-5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

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

        As a result of the volatility and instability in the financial system during 2008, the Congress, the bank regulatory authorities and other government agencies have called for, or proposed, additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government instrumentalities, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company's and Bank's business and results of operations.

        Deposit Insurance Premiums.    The FDIC maintains a risk based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. During 2008, all insured depository institutions paid deposit insurance premiums, ranging between 5 and 7 basis points on an institution's assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV. The level of rates are subject to periodic adjustment by the FDIC. Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009. For the second quarter of 2009 and beyond, the FDIC has proposed further changes in rates, to introduce three adjustments that could be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The proposed schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	10 - 14	20	30	45
Unsecured Debt Adjustment (added)	(2) to 0	(2) to 0	(2) to 0	(2) to 0
Secured Liability Adjustment (added)	0 to 7	0 to 10	0 to 15	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	8 to 21	18 to 40	28 to 55	43 to 77.5

        Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through December 31, 2009. The Bank is required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

Market for Common Stock and Dividends

        Market for Common Stock.    Our common stock is not traded on any organized exchange, including the Nasdaq Stock Market. As of December 31, 2008, two market makers offered to make a market in the common stock in the over the counter "bulletin board" market under the symbol "FCBI". The common stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the common stock during each calendar quarter for 2008 and 2007. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2008, there were 1,460,802 shares of common stock outstanding, held by approximately 651 shareholders of record.

	2008		2007
Quarter	High Bid	Low Bid	High Bid	Low Bid
First	$22.55	$19.50	$34.50	$29.25
Second	$21.25	$20.00	$31.00	$27.05
Third	$20.00	$18.00	$28.00	$21.05
Fourth	$18.00	$13.35	$21.75	$18.00

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

        Issuer Repurchases of Securities During the Fourth Quarter of 2008.    The following table provides information on the Company's purchase of its common stock during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1-31, 2008	—	N/A	—	—
November 1-30, 2008	—	N/A	—	—
December 1-31, 2008	—	N/A	—	146,000	(2)

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	127,810	$10.00	126,540
Equity compensation plans not approved by security holders	0	N/A	0
Total	127,810	$10.00	126,540

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

Tuesday, April 14, 2009—7:00 p.m.
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

Principal Affiliate

Balance Sheet

	December 31, 2008
	Assets		Liabilities and Equity
	(Dollars in thousands)
Frederick County Bank	Cash and due from banks	$808	Total deposits	$217,607
9 North Market Street	Earning assets	248,426	Long-term borrowings	10,000
Frederick, MD 21701 301-620-1400	Allowance for loan losses	(3,120)	Accrued interest and other liabilities	864
Four Offices	Other assets	7,962	Shareholders' equity	25,605

	Total assets	$254,076	Total liabilities and shareholders' equity	$254,076

	Net income	$1,303

Exhibits and Financial Statement Schedules.

        The following financial statements are included in this report:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2008 and 2007

    Consolidated Statements of Income for the years ended December 31, 2008 and 2007

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008 and 2007

    Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

    Notes to Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
4(b)	Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators(3)
4(c)	Guarantee Agreement dated as of dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(d)	Amendment to Employment Agreement between the Bank and Martin S. Lapera(7)
10(e)	Amendment to Employment Agreement between the Bank and William R. Talley, Jr.(8)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(9)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(9)
10(h)	Loan Agreement with Atlantic Central Bankers Bank(10)
10(i)	Promissory Note with Atlantic Central Bankers Bank(10)
10(j)	Amendment to Line of Credit with Atlantic Central Bankers Bank(11)
11	Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the consolidated financial statements for the year ended December 31, 2008.
21	Subsidiaries of the Registrant
23(a)	Consent of Stegman & Company
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(11)
Incorporated by reference to Exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.
DATE: February 18, 2009	By:	/s/ MARTIN S. LAPERA Martin S. Lapera President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 18, 2009.

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

QuickLinks

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SIGNATURES