Form 10-Q
period 2009-03-31
FREDERICK COUNTY BANCORP INC
filed 2009-05-07
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

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

State the number of shares of each of the issuer’s classes of common equity, as of the latest practical date.  There were 1,460,802 shares of Common Stock outstanding as of April 30, 2009.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and due from banks	$893	$808
Federal funds sold	1,175	1,091
Interest-bearing deposits in other banks	23,437	14,156
Cash and cash equivalents	25,505	16,055
Investment securities available-for-sale at fair value	19,654	20,040
Restricted stock	1,611	1,599
Loans	208,231	211,840
Less: Allowance for loan losses	(2,838)	(3,120)
Net loans	205,393	208,720
Bank premises and equipment	5,171	5,221
Other assets	2,364	2,927
Total assets	$259,698	$254,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$33,982	$32,740
Interest-bearing deposits	187,647	184,143
Total deposits	221,629	216,883
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,090	881
Total liabilities	238,905	233,950

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,802 and 1,460,802 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,690	14,690
Retained earnings	5,984	5,939
Accumulated other comprehensive income (loss)	104	(32)
Total shareholders’ equity	20,793	20,612
Total liabilities and shareholders’ equity	$259,698	$254,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2009	2008
Interest income:
Interest and fees on loans	$3,213	$3,610
Interest and dividends on investment securities:
Interest – taxable	172	198
Interest – tax exempt	58	99
Dividends	11	22
Interest on federal funds sold	1	77
Other interest income	9	10
Total interest income	3,464	4,016
Interest expense:
Interest on deposits	1,249	1,774
Interest on long-term borrowings	114	115
Interest on junior subordinated debentures	101	101
Total interest expense	1,464	1,990
Net interest income	2,000	2,026
Provision for loan losses	400	120
Net interest income after provision for loan losses	1,600	1,906
Noninterest income:
(Loss) gain on sale of foreclosed properties	(32)	15
Service fees	84	59
Other operating income	56	78
Total noninterest income	108	152
Noninterest expense:
Salaries and employee benefits	979	959
Occupancy and equipment expenses	331	299
Other operating expenses	373	388
Total noninterest expense	1,683	1,646
Income before provision for income taxes	25	412
Provision for income tax (benefits) expense	(20)	112
Net income	$45	$300
Basic earnings per share	$0.03	$0.21
Diluted earnings per share	$0.03	$0.20
Basic weighted average number of shares outstanding	1,460,802	1,460,602
Diluted weighted average number of shares outstanding	1,481,419	1,509,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended March 31, (dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2008	1,460,602	$15	$14,687	$4,901	$(23)	$19,580
Comprehensive income:
Net income	—	—	—	300	—	300
Changes in net unrealized gains on securities available for sale, net of income taxes of $149	—	—	—	—	229	229
Comprehensive income						529
Balance, March 31, 2008	1,460,602	$15	$14,687	$5,201	$206	$20,109
Balance, January 1, 2009	1,460,802	$15	$14,690	$5,939	$(32)	$20,612
Comprehensive income:
Net income	—	—	—	45	—	45
Changes in net unrealized gains on securities available for sale, net of income taxes of $89	—	—	—	—	136	136
Comprehensive income						181
Balance, March 31, 2009	1,460,802	$15	$14,690	$5,984	$104	$20,793

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$45	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	83
Deferred income taxes	157	35
Provision for loan losses	400	120
Net premium amortization (discount accretion) on investment Securities	—	(6)
Loss (gain) on sale of foreclosed properties	32	(15)
Decrease in accrued interest and other assets	387	345
Increase in accrued interest and other liabilities	141	1,413
Net cash provided by operating activities	1,245	2,275
Cash flows from investing activities:
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	609	2,959
Purchases of restricted stock	(12)	(39)
Net increase (decrease) in loans	2,564	(2,008)
Purchases of bank premises and equipment	(33)	(18)
Proceeds from sale of foreclosed properties	331	465
Net cash provided by investing activities	3,459	1,359
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	6,593	5,150
Net (decrease) increase in time deposits	(1,847)	18
Net cash provided by financing activities	4,746	5,168
Net increase in cash and cash equivalents	9,450	8,802
Cash and cash equivalents – beginning of period	16,055	12,366
Cash and cash equivalents – end of period	$25,505	$21,168
Supplemental cash flow disclosures:
Interest paid	$1,482	$1,898
Income taxes paid	$71	$24

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, Regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2008 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2009.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). During December 2007, the FASB issued SFAS 141(R). SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted SFAS No. 141R effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this Statement effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”) . SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 141R did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. Adoption of SFAS 162 was not a change in the Company’s current accounting practices; therefore, it did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted FSP EITF 03-6-1 effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

FASB Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009, but does not anticipate that adoption will result in a material effect on consolidated results of operations.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of March 31, 2009 and 2008, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2008	2007
Net income	$45	$300
Basic earnings per share	$0.03	$0.21
Diluted earnings per share	$0.03	$0.20
Basic weighted average number of shares outstanding	1,460,802	1,460,602
Effect of dilutive securities – stock options	20,617	48,446
Diluted weighted average number of shares outstanding	1,481,419	1,509,048

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company follows the guidance of the Statements of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation and No. 123(R) Share-Based Payment.   As of December 31, 2007, all outstanding stock options were fully vested.  No stock options were granted in 2008 or 2009 and, accordingly, net income has not been affected by stock-based compensation.   Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2009 and December 31, 2008:

Available-for-sale portfolio

March 31, 2009 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$640	$9	$—	$649	4.48%
Due after one year through five years	1,543	6	1	1,548	4.94%
Due after five years through ten years	612	26	—	638	4.99%
State and political subdivisions:
Due after five years through ten years	405	1	11	395	5.25%
Due after ten years	5,281	7	136	5,152	5.93%
Mortgage-backed debt securities	10,701	274	3	10,972	5.04%
Equity securities	300	—	—	300	—%
	$19,482	$323	$151	$19,654	5.03%

December 31, 2008 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$2,283	$20	$1	$2,302	4.81%
Due after five years through ten years	645	5	—	650	5.00%
State and political subdivisions:
Due after five years through ten years	405	—	13	392	5.25%
Due after ten years	5,281	15	202	5,094	5.93%
Mortgage-backed debt securities	11,178	166	42	11,302	5.11%
Equity securities	300	—	—	300	—%
	$20,092	$206	$258	$20,040	5.21%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
March 31, 2009 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$904	$1	$904	$1
Mortgage-backed debt securities	1,084	3	—	—	1,084	3
State and political subdivisions	3,461	125	434	22	3,895	147
Total temporarily impaired securities	$4,545	$128	$1,338	$23	$5,883	$151

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2008 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$942	$1	$—	$—	$942	$1
State and political subdivisions	3,299	204	192	11	3,491	215
Mortgage-backed debt securities	2,448	42	—	—	2,448	42
Total temporarily impaired securities	$6,689	$247	$192	$11	$6,881	$258

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

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009	December 31, 2008
Federal Home Loan Bank of Atlanta	$997	$1,000
Federal Reserve Bank	574	559
Atlantic Central Bankers Bank	40	40
	$1,611	$1,599

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

(dollars in thousands)	March 31, 2009	% of Loans	December 31, 2008	% of Loans
Real estate loans:
Construction and land development	$20,960	10%	$17,049	8%
Mortgage loans:
Secured by 1 to 4 family residential properties	38,852	19%	36,986	17%
Secured by multi-family (5 or more) residential properties	8,384	4%	8,856	4%
Secured by commercial properties	102,041	49%	105,637	51%
Secured by farm land	7,517	3%	6,747	3%
Total mortgage loans	156,794	75%	158,226	75%
Loans to farmers	48	—%	48	—%
Commercial and industrial loans	28,416	14%	34,779	16%
Loans to individuals for household, family and other personal expenditures	2,013	1%	1,738	1%
	208,231	100%	211,840	100%
Less allowance for loan losses	(2,838)		(3,120)
Net loans	$205,393		$208,720

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Average total loans outstanding during period	$211,872	$210,436
Balance at beginning of period	$3,120	$2,640
Recoveries of loans previously charged-off (consumer)	3	9
Loans charged-off (commercial and industrial)	(226)	(223)
Loans charged-off (commercial real estate)	(448)	(76)
Loans charged-off (consumer)	(11)	—
Net charge-offs	(682)	(290)
Provision charged to operating expenses	400	120
Balance at end of period	$2,838	$2,470
Ratios of net charge-offs to average loans	0.32%	0.14%

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

(dollars in thousands)	March 31, 2009	December 31, 2008
Noninterest-bearing demand deposits	$33,982	$32,740
Interest-bearing demand deposits:
NOW accounts	14,238	11,472
Money market accounts	40,833	38,600
Savings accounts	4,241	3,888
Certificates of deposit:
$100,000 or more	53,757	57,835
Less than $100,000	74,578	72,348
Total deposits	$221,629	$216,883

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

At March 31, 2009 and December 31, 2008, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  Both are in the amount of $5,000,000 with the first being a 4.56% fixed rate advance that matures on April 27, 2012 and the second being a 4.56% convertible advance with a maturity date of September 4, 2012, unless called on September 4, 2010 by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008

Salaries	$814	$812
Deferred Personnel Costs	(13)	(26)
Payroll Taxes	67	68
Employee Insurance	63	57
Other Employee Benefits	48	48
Depreciation	84	82
Rent	97	79
Utilities	28	26
Repairs and Maintenance	61	58
ATM Expense	27	23
Other Occupancy and Equipment Expenses	34	31
Postage and Supplies	19	17
Data Processing	97	88
Advertising and Promotion	34	81
Legal	11	12
Insurance	12	12
Consulting	11	1
Courier	4	5
Audit Fees	45	61
Other	140	111
	$1,683	$1,646

Note 9.  401(k) Profit Sharing Plan:

The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service.  Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis.  The Company has the discretion to make matching contributions of 100% of the employee’s contributions up to 4% of the employee’s salary.  A participant’s account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

The Company made contributions to the Plan in the amounts of $33,000 and $35,000 for the first three months in 2009 and 2008, respectively.  On April 1, 2009, the Company suspended its discretionary matching contribution.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2009.

As of March 31, 2009, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2009 and December 31, 2008 are presented in the following tables.

March 31, 2009	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$26,689	11.87%	$8,990	4.00%	N/A	N/A
Bank	$25,746	11.49%	$8,965	4.00%	$13,447	6.00%

Total Capital
To Risk-Weighted Assets
Company	$29,498	13.12%	$17,980	8.00%	N/A	N/A
Bank	$28,548	12.74%	$17,930	8.00%	$22,412	10.00%

Tier 1 Capital
To Average Assets
Company	$26,689	10.40%	$10,265	4.00%	N/A	N/A
Bank	$25,746	10.05%	$10,245	4.00%	$12,807	5.00%

December 31, 2008	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$26,644	11.59%	$9,194	4.00%	N/A	N/A
Bank	$25,637	11.18%	$9,174	4.00%	$13,761	6.00%

Total Capital
To Risk-Weighted Assets
Company	$29,517	12.84%	$18,387	8.00%	N/A	N/A
Bank	$28,504	12.43%	$18,348	8.00%	$22,936	10.00%

Tier 1 Capital
To Average Assets
Company	$26,644	10.31%	$10,338	4.00%	N/A	N/A
Bank	$25,637	9.94%	$10,319	4.00%	$12,899	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2009, there have been no shares repurchased by the Company.

Note 11.  Fair Value

The Company follows the guidance of State of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Liabilities. This Statement permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes must be recorded in earnings.  The Company has yet to apply the fair value option to any assets or liabilities.  In conjunction with SFAS 159, the Company also follows the guidance of SFAS 157, Fair Value Measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under SFAS 157, fair value measurements are not adjusted for transaction costs.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are described below.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisal by qualified licensed appraisers hired by the Company.  The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring and nonrecurring basis as of March 31, 2009.

The following tables show details of the financial instruments as of March 31, 2009 for which fair value accounting was applied:

Recurring basis

Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$19,654	$—	$19,654	$—

Nonrecurring basis

Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,076	$—	$—	$1,076

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

Loans

Loans decreased by $3.61 million, or (1.70)%, from December 31, 2008, to a balance of $208.23 million as of March 31, 2009, and by $2.05 million, or (0.97)% from March 31, 2008.  The Company has taken a low to moderate loan growth strategy to maintain its strong capital and liquidity positions during these current uncertain economic times, which may result in the loan portfolio contracting at various times.

Deposits

Deposits increased by $4.75 million, or 2.19%, from December 31, 2008 to a balance of $221.63 million as of March 31, 2009, but dropped by $2.77 million, or (1.23)% from March 31, 2008.  The Company’s deposit strategy involves reducing the Company’s reliance on higher cost certificates of deposit and placing more emphasis on noninterest-bearing demand deposits and other lower cost NOW and money market accounts.  The balance of certificates of deposit dropped to $128.34 million as of March 31, 2009 from $130.18 million as of December 31, 2008; while noninterest-bearing demand deposits increased to $33.98 million from $32.74 million, NOW accounts increased to $18.48 million from $15.36 million, and money market accounts increased to $40.83 million from $38.60 million, all for the same periods.

Three Months Ended March 31, 2009 and 2008

Net income was $45,000 for the quarter ended March 31, 2009, as compared to $300,000 of net income for the same period in 2008.  The decrease in earnings for this quarter in 2009 is primarily related to a $280,000 increase in provision for loan losses, an increase in operating expenses of $37,000 and lower taxes in the amount of $132,000.  Basic earnings per share for the three months ended March 31, 2009 and 2008 were $0.03 and $0.21, respectively, and were based on weighted-average number of shares outstanding of 1,460,802 and 1,460,602, respectively.  Diluted earnings per share for the three months ended March 31, 2009 and 2008 were $0.03 and $0.20, respectively, and were based on weighted-average number of shares outstanding of 1,481,419 and 1,509,048, respectively.  The Company experienced an annualized return on average assets of 0.07% and 0.47% for the three-month periods ended March 31, 2009 and 2008, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 0.86% and 5.99% for the three-month periods ended March 31, 2009 and 2008, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2009			2008
Three Months Ended March 31, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,127	$1	0.36%	$9,625	$77	3.21%
Interest bearing deposits in other banks	17,102	9	0.21	1,385	10	2.90
Investment securities (1):
Taxable	15,814	183	4.69	17,530	220	5.03
Tax-exempt (2)	5,686	88	6.28	9,820	150	6.13
Loans (3)	211,872	3,229	6.18	210,436	3,624	6.91
Total interest-earning assets	251,601	3,510	5.66	248,796	4,081	6.58
Noninterest-earning assets	5,016			9,263
Total assets	$256,617			$258,059

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$11,917	7	0.24%	$12,234	6	0.20%
Savings accounts	4,136	3	0.29	4,178	5	0.48
Money market accounts	38,757	115	1.20	38,768	235	2.43
Certificates of deposit $100,000 or more	55,838	489	3.55	59,731	700	4.70
Certificates of deposit less than $100,000	74,184	635	3.47	72,198	828	4.60
Long-term borrowings	10,000	114	4.62	10,000	115	4.61
Junior subordinated debentures	6,186	101	6.62	6,186	101	6.55
Total interest-bearing liabilities	201,018	1,464	2.95	203,295	1,990	3.93
Noninterest-bearing deposits	34,170			33,797
Noninterest-bearing liabilities	545			932
Total liabilities	235,733			238,024
Total shareholders’ equity	20,884			20,035
Total liabilities and shareholders’ equity	$256,617			$258,059
Net interest income		$2,046			$2,091
Net interest spread			2.71%			2.65%
Net interest margin			3.30%			3.37%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $30,000 in 2009 and $51,000 in 2008 are included in the calculation of the tax-exempt investment interest income.

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $16,000 in 2009 and $14,000 in 2008 are included in the calculation of the loan interest income. Net loan origination income (expense) in interest income totaled $(4,000) in 2009 and $4,000 in 2008.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended March 31, 2009 compared to 2008
	Increase (decrease) Due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest income
Interest-earning assets:
Federal funds sold	$(68)	$(8)	$(76)
Interest-bearing deposits in other banks	114	(115)	(1)
Investment securities:
Taxable	(22)	(15)	(37)
Tax-exempt	(63)	1	(62)
Loans	25	(420)	(395)
Total interest income	(14)	(557)	(571)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	1	1
Savings accounts	—	(2)	(2)
Money market accounts	—	(120)	(120)
Certificates of deposit $100,000 or more	(46)	(165)	(211)
Certificates of deposit less than $100,000	23	(216)	(193)
Long-term borrowings	—	(1)	(1)
Total interest expense	(23)	(503)	(526)
Net interest income	$9	$(54)	$(45)

Net Interest Income

Net interest income is generated from the Company’s lending and investment activities, and is the most significant component of the Company’s earnings.  Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them.  The Company primarily utilizes deposits to fund loans and investments, with a small amount of additional funding from junior subordinated debentures and minimal short-term and long-term borrowings.  In future periods, the Company may utilize a higher level of short-term and long-term borrowings, including borrowings from the Federal Home Loan Bank, federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

Three Months Ended March 31, 2009 and 2008

Net interest income (on a taxable-equivalent basis) was $2.05 million in 2009 and $2.09 million in 2008.  The decrease in net interest income was primarily driven by lower yields on the loan portfolio and interest-bearing deposits in other banks, which was primarily offset by lower rates paid on all deposit categories.  Average earning assets increased by $2.81 million, or 1.13%, since March 31, 2008.  The yield on earning assets in 2009 decreased to 5.66% from 6.58% in 2008, or 92 basis points, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 400 bps since January 1, 2008.  The decrease of 98 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on money market accounts and certificates of deposit.  The Company’s net interest margin was 3.30% and 3.37%, and the net interest spread was 2.71% and 2.65%, for the three-month periods ended March 31, 2009 and 2008, respectively.

Interest expense decreased 26.43% from $1.99 million in 2008 to $1.46 million in 2009 due to the reduced rates paid on interest-bearing liabilities, which decreased to 2.95% in 2009 from 3.93% in 2008.

Noninterest Income

Noninterest income in 2009 was $108,000, after recording a loss on the sale of a foreclosed property in the amount of $32,000, compared to $152,000, which includes a gain on the sale of a foreclosed property in the amount of $15,000, for the three-month period ended March 31, 2008.

Noninterest Expense

See Note 8 to the unaudited consolidated financial statements for a schedule showing a detailed breakdown of the Company’s noninterest expense.

Noninterest expense amounted to $1.68 million and $1.65 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The change in noninterest expense is principally related to an increase in rent expense of $18,000, due primarily to the annual increase adjustments, as salary expense remained constant at approximately $814,000.

The Federal Deposit Insurance Corporation (“FDIC”) has a proposal to implement a one-time special assessment fee of up to 20 basis points on every $100 of domestic deposits as of June 30, 2009.  Therefore, in the case of the Company, this could amount to additional FDIC insurance charges of up to $440,000, which would impact the Company’s second quarter earnings for the period ending June 30, 2009.

Income Taxes

During the three months ended March 31, 2009, the Company recognized a $20,000 income tax benefit compared to an $112,000 income tax expense during the same period in 2008.  The effective tax rate for the three-month period in 2008 was 27.18%.  The decline in income tax expense is due to the lower pre-tax income and the larger proportion of tax-free income to pre-tax income in 2009.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(65.26) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2009, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2009.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.

Interest Rate Sensitivity Gap Analysis
March 31, 2009

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$1,175	$—	$—	$—	$1,175
Interest-bearing deposits in other banks	23,437	—	—	—	23,437
Investment securities(1)	3,594	1,202	3,522	11,036	19,354
Loans	76,051	65,401	48,789	17,990	208,231
Total interest-earning assets	104,257	66,603	52,311	29,026	252,197

Liabilities
Savings and NOW accounts	924	1,848	1,848	13,859	18,479
Money Market accounts	2,042	4,083	4,083	30,625	40,833
Certificates of deposit	105,203	22,260	872	—	128,335
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	6,186	—	—	6,186
Total interest-bearing liabilities	113,169	39,377	6,803	44,484	203,833
Interest rate sensitivity gap	$(8,912)	$27,226	$45,508	$(15,458)	$48,364
Cumulative interest rate sensitivity gap	$(8,912)	$18,314	$63,822	$48,364
Cumulative gap ratio as a percentage of total assets	(3.51)%	7.21%	25.13%	19.05%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in the prime interest rate the Company’s net interest income would increase by 2.68%.  However, a decrease in the prime interest rate of 200 basis was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended March 31, 2009 and 2008 was $400,000 and $120,000, respectively.  The loan growth was $2.51 million since December 31, 2008 and $1.15 million since March 31, 2008.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At March 31, 2009 and December 31, 2008, the allowance for loan losses was $2.84 million and $3.12 million, respectively.  The decrease in the allowance from December 31, 2008, reflects the provision of $400,000 less net charge-offs of $682,000, as compared to a provision of $120,000 less net charge-offs of $290,000 in the same period of 2008.  The increase in charge-offs in 2009 is a result of two (2) commercial real estate relationships in the amount of $448,000, three (3) commercial and industrial loan relationships for $226,000 and three (3) consumer loan relationships which totaled $11,000.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.   At March 31, 2009 there was only one commercial real estate loan in the amount of $600,000, which was in a nonaccrual status, that was deemed to be impaired and had a specific reserve of $50,000.

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

As of March 31, 2009, the real estate loan portfolio constituted 85% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $7.87 million of at March 31, 2009.

	Three Months Ended
(dollars in thousands)	March 31, 2009	March 31, 2008
Average total loans outstanding during period	$211,872	$210,436
Balance at beginning of period	$3,120	$2,640
Recoveries of loans previously charged-off (consumer)	3	9
Loans charged-off (commercial and industrial)	(226)	(223)
Loans charged-off (commercial real estate)	(448)	(76)
Loans charged-off (consumer)	(11)	—
Net charge-offs	(682)	(290)
Provision charged to operating expenses	400	120
Balance at end of period	$2,838	$2,470
Ratios of net charge-offs to average loans	0.32%	0.14%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	March 31,		December 31,
Allocation of Allowance for Loan Losses	2009	% of Loans	2008	% of Loans
Real estate-construction	$363	10%	$333	8%
Real estate-mortgage	1,854	75%	2,278	75%
Commercial and industrial loans	584	14%	472	16%
Loans to individuals for household, family and other personal expenditures	37	1%	37	1%
	$2,838	100%	$3,120	100%

	March 31,	December 31,
	2009	2008
Nonaccrual loans	$1,126	$1,197
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	1,126	1,197
Foreclosure properties	—	363
Total nonperforming assets	$1,126	$1,560
Nonperforming assets to total assets	0.43%	0.61%

There were no other interest-bearing assets at March 31, 2009 or December 31, 2008 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of March 31, 2009 were as follows:

March 31,
2009
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$28,295
Standby letters of credit	3,303
Total	$31,598

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $3.00 million with no outstanding balance as of March 31, 2009 or December 31, 2008.  This facility matures on September 1, 2009, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of March 31, 2009 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2009, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2009, there have been no shares repurchased by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 18.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  None

Item 1A.  Risk Factors There have been no material changes to the risk factors as of March 31, 2009 from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2009	0	N/A	0	0
February 1-28, 2009	0	N/A	0	0
March 1-31, 2009	0	N/A	0	146,000	(2)

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10 (d)	Amendment to Employment Agreement between the Bank and Martin S. Lapera (7)
10 (e)	Amendment to Employment Agreement between the Bank and William R. Talley, Jr. (8)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(9)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(9)
10(h)	Loan Agreement with Atlantic Central Bankers Bank (10)
10(i)	Promissory Note with Atlantic Central Bankers Bank (10)
10(j)	Amendment to Line of Credit with Atlantic Central Bankers Bank(11)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

(1)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
(3)	Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(7)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007.
(8)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 12, 2007.
(9)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: May 7, 2009	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer