Form 10-Q
period 2009-06-30
FREDERICK COUNTY BANCORP INC
filed 2009-08-07
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,460,802 shares of Common Stock outstanding as of July 31, 2009.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$815	$808
Federal funds sold	453	1,091
Interest-bearing deposits in other banks	29,678	14,156
Cash and cash equivalents	30,946	16,055
Investment securities available-for-sale at fair value	14,458	20,040
Restricted stock	1,566	1,599
Loans	206,929	211,840
Less: Allowance for loan losses	(3,038)	(3,120)
Net loans	203,891	208,720
Bank premises and equipment	5,092	5,221
Other assets	2,295	2,927
Total assets	$258,248	$254,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$35,837	$32,740
Interest-bearing deposits	184,353	184,143
Total deposits	220,190	216,883
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	925	881
Total liabilities	237,301	233,950

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,460,802 and 1,460,802 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,690	14,690
Retained earnings	6,223	5,939
Accumulated other comprehensive income (loss)	19	(32)
Total shareholders’ equity	20,947	20,612
Total liabilities and shareholders’ equity	$258,248	$254,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$3,230	$3,437	$6,443	$7,047
Interest and dividends on investment securities:
Interest — taxable	156	203	328	401
Interest — tax exempt	58	99	116	198
Dividends	12	21	23	43
Interest on federal funds sold	—	57	1	134
Other interest income	12	22	21	32
Total interest income	3,468	3,839	6,932	7,855
Interest expense:
Interest on deposits	1,165	1,595	2,414	3,369
Interest on long-term borrowings	115	116	229	231
Interest on junior subordinated debentures	101	101	202	202
Total interest expense	1,381	1,812	2,845	3,802
Net interest income	2,087	2,027	4,087	4,053
Provision for loan losses	200	120	600	240
Net interest income after provision for loan losses	1,887	1,907	3,487	3,813
Noninterest income:
Securities gains	117	—	117	—
(Loss) gain on sale of foreclosed properties	—	—	(32)	15
Service fees	85	61	169	120
Other operating income	49	68	105	145
Total noninterest income	251	129	359	280
Noninterest expense:
Salaries and employee benefits	911	960	1,890	1,919
Occupancy and equipment expenses	328	298	659	597
Other operating expenses	543	392	916	780
Total noninterest expense	1,782	1,650	3,465	3,296
Income before provision for income taxes	356	386	381	797
Provision for income tax expense	117	116	97	228
Net income	$239	$270	$284	$569
Basic earnings per share	$0.16	$0.18	$0.19	$0.39
Diluted earnings per share	$0.16	$0.18	$0.19	$0.38
Basic weighted average number of shares outstanding	1,460,802	1,460,602	1,460,802	1,460,602
Diluted weighted average number of shares outstanding	1,481,786	1,507,087	1,478,696	1,508,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, (dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, April 1, 2008	1,460,602	$15	$14,687	$5,200	$206	$20,108
Comprehensive income:
Net income	—	—	—	270	—	270
Changes in net unrealized gains on securities available for sale, net of income taxes of $205	—	—	—	—	(314)	(314)
Comprehensive income						(44)
Balance, June 30, 2008	1,460,602	$15	$14,687	$5,470	$(108)	$20,064
Balance, April 1, 2009	1,460,802	$15	$14,690	$5,984	$104	$20,793
Comprehensive income:
Net income	—	—	—	239	—	239
Reclassification adjustment for (gains) losses realized, net of income taxes of $46					(71)	(71)
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $9	—	—	—	—	(14)	(14)
Comprehensive income						154
Balance, June 30, 2009	1,460,802	$15	$14,690	$6,223	$19	$20,947

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended June 30, (dollars in thousands, except shares outstanding)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2008	1,460,602	$15	$14,687	$4,901	$(23)	$19,580
Comprehensive income:
Net income	—	—	—	569	—	569
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $55	—	—	—	—	(85)	(85)
Comprehensive income						484
Balance, June 30, 2008	1,460,602	$15	$14,687	$5,470	$(108)	$20,064
Balance, January 1, 2009	1,460,802	$15	$14,690	$5,939	$(32)	$20,612
Comprehensive income:
Net income	—	—	—	284	—	284
Reclassification adjustment for (gains) losses realized, net of income taxes of $46					(71)	(71)
Changes in net unrealized gains on securities available for sale, net of income taxes of $79					122	122
Comprehensive income	—	—	—	—	—	335
Balance, June 30, 2009	1,460,802	$15	$14,690	$6,223	$19	$20,947

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$284	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	166
Deferred income taxes (benefits)	58	(12)
Provision for loan losses	600	240
Securities gains	(117)	—
Net premium amortization (discount accretion) on investment securities	5	(2)
Loss (gain) on sale of foreclosed properties	32	(15)
Decrease in accrued interest and other assets	554	368
Increase in accrued interest and other liabilities	31	1,259
Net cash provided by operating activities	1,612	2,573
Cash flows from investing activities:
Purchases of investment securities available for sale	—	(3,053)
Proceeds from sales of investment securities available for sale	4,115	—
Proceeds from maturities, prepayments and calls investment securities available for sale	1,663	3,965
Purchases of restricted stock	33	(69)
Net decrease (increase) in loans	3,866	(1,704)
Purchases of bank premises and equipment	(36)	(39)
Proceeds from sale of foreclosed properties	331	465
Net cash provided by (used in) investing activities	9,972	(435)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	8,703	7,530
Net decrease in time deposits	(5,396)	(2,771)
Net cash provided by financing activities	3,307	4,759
Net increase in cash and cash equivalents	14,891	6,897
Cash and cash equivalents — beginning of period	16,055	12,366
Cash and cash equivalents — end of period	$30,946	$19,263
Supplemental cash flow disclosures:
Interest paid	$2,877	$3,858
Income taxes paid	$230	$254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1.  General:

Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank invests in.  Note 5 discusses the types of lending that the Bank engages in.  The Bank does not have any significant concentrations to any one industry or customer.  Bancorp also has a subsidiary called FCBI Statutory Trust I.  See Note 7 for additional disclosures.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, Regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2008 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2009.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this Statement effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) . SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. Adoption of SFAS 162 was not a change in the Company’s current accounting practices; therefore, it did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted FSP EITF 03-6-1 March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

FASB Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments.  The Company adopted the FSPs effective June 30, 2009, and adoption did not have a material effect on consolidated results of operations.

Statement of Financial Accounting Standards, Subsequent Events (“SFAS 165”).  During May 2009, the FASB issued SFAS 165.  The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  The Company adopted SFAS 165 effective June 30, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards, Accounting for Transfers of Financial Assets (“SFAS 166”).  During June 2009, the FASB issued SFAS 166.  This statement eliminates the concept of a “qualifying special-purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  SFAS 166 is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that the adoption of SFAS 166 would have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  During June 2009, the FASB issued SFAS 167.  This statement amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE.  Additionally, SFAS 167 requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIRE that most significantly impact the entity’s economic performance.   SFAS 167 is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that the adoption of SFAS 167 would have a material impact on the Company’s consolidated financial condition or results of operations.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of June 30, 2009 and 2008, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Net income	$239	$270	$284	$569
Basic earnings per share	$0.16	$0.18	$0.19	$0.39
Diluted earnings per share	$0.16	$0.18	$0.19	$0.38
Basic weighted average number of shares outstanding	1,460,802	1,460,602	1,460,802	1,460,602
Effect of dilutive securities — stock options	20,984	46,485	17,894	47,464
Diluted weighted average number of shares outstanding	1,481,786	1,507,087	1,478,696	1,508,066

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

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2009 and December 31, 2008:

Available-for-sale portfolio

June 30, 2009 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$563	$7	$—	$570	4.52%
Due after one year through five years	1,422	39	—	1,461	4.94%
Due after five years through ten years	557	27	—	584	4.98%
State and political subdivisions:
Due after five years through ten years	405	1	10	396	5.25%
Due after ten years	5,281	—	134	5,147	5.93%
Mortgage-backed debt securities	5,898	115	13	6,000	4.45%
Equity securities	300	—	—	300	—%
	$14,426	$189	$157	$14,458	4.82%

December 31, 2008 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$2,283	$20	$1	$2,302	4.81%
Due after five years through ten years	645	5	—	650	5.00%
State and political subdivisions:
Due after five years through ten years	405	—	13	392	5.25%
Due after ten years	5,281	15	202	5,094	5.93%
Mortgage-backed debt securities	11,178	166	42	11,302	5.11%
Equity securities	300	—	—	300	—%
	$20,092	$206	$258	$20,040	5.21%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
June 30, 2009 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed debt securities	1,047	13	—	—	1,047	13
State and political subdivisions	3,808	94	1,178	50	4,986	144
Total temporarily impaired securities	$4,855	$107	$1,178	$50	$6,033	$157

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2008 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$942	$1	$—	$—	$942	$1
State and political subdivisions	3,299	204	192	11	3,491	215
Mortgage-backed debt securities	2,448	42	—	—	2,448	42
Total temporarily impaired securities	$6,689	$247	$192	$11	$6,881	$258

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company has not recognized any other-than-temporary impairment in connection with the unrealized losses reflected in the preceding tables.  All of these declines can be attributable to increases in interest rates and not a change in credit quality.  As Management has the ability and intent to hold debt securities until maturity or until the unrealized loss is recouped, no declines are deemed to be other than temporary.

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Federal Home Loan Bank of Atlanta	$952	$1,000
Federal Reserve Bank	574	559
Atlantic Central Bankers Bank	40	40
	$1,566	$1,599

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2009	Loans	2008	Loans
Real estate loans:
Construction and land development	$21,817	11%	$17,049	8%
Mortgage loans:
Secured by 1 to 4 family residential properties	38,435	19%	36,986	17%
Secured by multi-family (5 or more) residential properties	8,115	4%	8,856	4%
Secured by commercial properties	101,304	49%	105,637	51%
Secured by farm land	7,442	4%	6,747	3%
Total mortgage loans	155,296	75%	158,226	75%
Loans to farmers	47	—%	48	—%
Commercial and industrial loans	27,918	13%	34,779	16%
Loans to individuals for household, family and other personal expenditures	1,851	1%	1,738	1%
	206,929	100%	211,840	100%
Less allowance for loan losses	(3,038)		(3,120)
Net loans	$203,891		$208,720

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Average total loans outstanding during period	$207,559	$209,712	$209,703	$210,074
Balance at beginning of period	$2,838	$2,470	$3,120	$2,640
Recoveries of loans previously charged-off	—	—	3	9
Loans charged-off (commercial and industrial)	—	—	(226)	(223)
Loans charged-off (commercial real estate)	—	—	(448)	(76)
Loans charged-off (residential real estate)	—	(6)	—	(6)
Loans charged-off (consumer)	—	—	(11)	—
Net charge-offs	—	(6)	(682)	(296)
Provision charged to operating expenses	200	120	600	240
Balance at end of period	$3,038	$2,584	$3,038	$2,584
Ratios of net charge-offs to average loans	—%	—%	0.33%	0.14%

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2009	2008
Noninterest-bearing demand deposits	$35,837	$32,740
Interest-bearing demand deposits:
NOW accounts	13,755	11,472
Money market accounts	41,315	38,600
Savings accounts	4,496	3,888
Certificates of deposit:
$100,000 or more	50,756	57,835
Less than $100,000	74,031	72,348
Total deposits	$220,190	$216,883

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

At June 30, 2009 and December 31, 2008, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  Both are in the amount of $5,000,000 with the first being a 4.56% fixed rate advance that matures on April 27, 2012 and the second being a 4.56% convertible advance with a maturity date of September 4, 2012, unless called on September 4, 2010 by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008

Salaries	$814	$825	$1,628	$1,637
Deferred Personnel Costs	(20)	(25)	(33)	(51)
Payroll Taxes	58	60	125	128
Employee Insurance	55	55	118	112
Other Employee Benefits	4	45	52	93
Depreciation	81	84	165	166
Rent	97	75	194	154
Utilities	25	25	53	51
Repairs and Maintenance	63	51	124	109
ATM Expense	27	27	54	50
Other Occupancy and Equipment Expenses	35	36	69	67
Postage and Supplies	14	15	33	32
Data Processing	111	87	208	175
Advertising and Promotion	38	86	72	167
Legal	6	2	17	14
Insurance	9	13	21	25
Consulting	6	1	17	2
Courier	4	4	8	9
Audit Fees	51	62	96	123
Other	304	122	444	233
	$1,782	$1,650	$3,465	$3,296

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

The Company made contributions to the Plan in the amounts of $36,000 for the second quarter of 2008 and for the first six months in 2009 and 2008, $30,000 and $71,000, respectively.  On April 1, 2009, the Company suspended its discretionary matching contribution and therefore, there was no contribution made in the second quarter of 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2009.

As of June 30, 2009, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2009 and December 31, 2008 are presented in the following tables.

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2009	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$26,928	12.10%	$8,902	4.00%	N/A	N/A
Bank	$26,056	11.74%	$8,879	4.00%	$13,318	6.00%

Total Capital
To Risk-Weighted Assets
Company	$29,710	13.35%	$17,805	8.00%	N/A	N/A
Bank	$28,831	12.99%	$17,758	8.00%	$22,197	10.00%

Tier 1 Capital
To Average Assets
Company	$26,928	10.51%	$10,247	4.00%	N/A	N/A
Bank	$26,056	10.19%	$10,227	4.00%	$12,784	5.00%

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2008	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$26,644	11.59%	$9,194	4.00%	N/A	N/A
Bank	$25,637	11.18%	$9,174	4.00%	$13,761	6.00%

Total Capital
To Risk-Weighted Assets
Company	$29,517	12.84%	$18,387	8.00%	N/A	N/A
Bank	$28,504	12.43%	$18,348	8.00%	$22,936	10.00%

Tier 1 Capital
To Average Assets
Company	$26,644	10.31%	$10,338	4.00%	N/A	N/A
Bank	$25,637	9.94%	$10,319	4.00%	$12,899	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2009, there have been no shares repurchased by the Company.

Note 11.  Fair Value Measurements

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Liabilities. This Statement permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes must be recorded in earnings.  The Company has yet to apply the fair value option to any assets or liabilities.  In conjunction with SFAS 159, the Company also follows the guidance of SFAS 157, Fair Value Measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under SFAS 157, fair value measurements are not adjusted for transaction costs.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are described below.

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid equities, state, municipal and provincial obligations.  Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring and nonrecurring basis as of June 30, 2009.

The following tables show details of the financial instruments as of June 30, 2009 for which fair value accounting was applied:

Recurring basis

Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$14,458	$—	$14,458	$—

Nonrecurring basis

Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$14,899	$—	$—	$14,899

Note 12.  Fair Value of Financial Instruments

In accordance with the disclosure requirements of SFAS 107, the estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$30,946	$30,946	$16,055	$16,055
Investment securities available for sale	14,458	14,458	20,040	20,040
Restricted stock	1,566	1,566	1,599	1,599
Net loans	203,891	202,497	208,720	207,678
Accrued interest receivable	747	747	821	821

FINANCIAL LIABILITIES
Deposits	$220,190	$228,610	$216,883	$223,718
Long-term borrowings	10,000	10,726	10,000	10,914
Junior subordinated debentures	6,186	5,956	6,186	6,048
Accrued interest payable	258	258	290	290

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2009 and December 31, 2008:

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

Junior subordinated debentures:

The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has entered into a guarantee, which together with its obligations under the junior subordinated debentures and the declaration of trust governing the Trust provides a full and unconditional guarantee of the Trust’s preferred securities.  The fair value of junior subordinated debentures is determined using rates currently available to the Company for debt with similar terms and remaining maturities.  See Note 7 for additional disclosures.

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

Bancorp, the parent company for the Bank, its wholly-owned subsidiary, was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to their customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities in which the Bank invests.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  Bancorp also has a subsidiary called FCBI Statutory Trust I.  See Note 7 for additional disclosures.

Recent Developments

On July 22, 2009, the Company renewed the unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution increasing the amount to $4.00 million.  This facility matures on July 22, 2010 and has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%.

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

Loans

Loans decreased by $4.91 million, or (2.32)%, from December 31, 2008, to a balance of $206.93 million as of June 30, 2009, and by $3.04 million, or (1.45)% from June 30, 2008.  The Company has taken a low to moderate loan growth strategy to maintain its strong capital and liquidity positions during these current uncertain economic times, which may result in the loan portfolio contracting at various times.

Deposits

Deposits increased by $3.31 million, or 1.52%, from December 31, 2008 to a balance of $220.19 million as of June 30, 2009, but dropped by $3.80 million, or (1.70)% from June 30, 2008.  The Company’s deposit strategy involves reducing the Company’s reliance on higher cost certificates of deposit, by reducing the rates paid on this type of deposit to the lower end of the range of rates being paid in the local market, and placing more emphasis on noninterest-bearing demand deposits and other lower cost NOW and money market accounts.  The balance of certificates of deposit dropped to $124.79 million as of June 30, 2009 from $130.18 million as of December 31, 2008; while noninterest-bearing demand deposits increased to $35.84 million from $32.74 million, NOW and savings accounts increased to $18.25 million from $15.36 million, and money market accounts increased to $41.32 million from $38.60 million, all for the same periods.

Three Months Ended June 30, 2009 and 2008

Net income was $239,000 for the quarter ended June 30, 2009, as compared to $270,000 of net income for the same period in 2008.  The decrease in earnings for this quarter in 2009 is primarily related to an $80,000 increase in provision for loan losses.  Included in this quarter are securities gains of $117,000, which were realized, in part, to offset the impact of the Federal Deposit Insurance Corporation (“FDIC”) special assessment of $115,000.  Basic earnings per share for the three months ended June 30, 2009 and 2008 were $0.16 and $0.18, respectively, and were based on weighted-average number of shares outstanding of 1,460,802 and 1,460,602, respectively.  Diluted earnings per share for the three months ended June 30, 2009 and 2008 were $0.16 and $0.18, respectively, and were based on weighted-average number of shares outstanding of 1,481,786 and 1,507,087, respectively.

The Company experienced an annualized return on average assets of 0.37% and 0.41% for the three-month periods ended June 30, 2009 and 2008, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 4.67% and 5.33% for the three-month periods ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 and 2008

Net income was $284,000 for the six months ended June 30, 2009, as compared to $569,000 of net income for the same period in 2008.  The decrease in earnings for this period in 2009 is primarily related to a $360,000 increase in provision for loan losses.  Included in this six-month period in 2009 are securities gains of $117,000, which were realized, in part, to offset the impact of the FDIC special assessment of $115,000.  Basic earnings per share for the six months ended June 30, 2009 and 2008 were $0.19 and $0.39, respectively, and were based on weighted-average number of shares outstanding of 1,460,802 and 1,460,602, respectively.  Diluted earnings per share for the six months ended June 30, 2009 and 2008 were $0.19 and $0.38, respectively, and were based on weighted-average number of shares outstanding of 1,478,696 and 1,508,066, respectively.

The Company experienced an annualized return on average assets of 0.22% and 0.44% for the six-month periods ended June 30, 2009 and 2008, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 2.58% and 5.66% for the six-month periods ended June 30, 2009 and 2008, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2009			2008
Three Months Ended June 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,111	$—	—%	$10,311	$57	2.22%
Interest bearing deposits in other banks	21,449	12	0.22	4,411	22	2.00
Investment securities (1):
Taxable	14,529	168	4.64	18,120	224	4.96
Tax-exempt (2)	5,686	88	6.21	9,820	150	6.13
Loans (3)	207,559	3,246	6.27	209,712	3,451	6.60
Total interest-earning assets	250,334	3,514	5.63	252,374	3,904	6.20
Noninterest-earning assets	5,349			8,945
Total assets	$255,683			$261,319

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,315	6	0.20%	$12,379	13	0.42%
Savings accounts	4,285	2	0.19	3,922	5	0.51
Money market accounts	41,086	115	1.12	41,916	188	1.80
Certificates of deposit $100,000 or more	51,703	440	3.41	58,300	628	4.32
Certificates of deposit less than $100,000	74,131	602	3.26	72,147	761	4.23
Long-term borrowings	10,000	115	4.61	10,000	116	4.65
Junior subordinated debentures	6,186	101	6.55	6,186	101	6.55
Total interest-bearing liabilities	199,706	1,381	2.77	204,850	1,812	3.55
Noninterest-bearing deposits	34,599			35,408
Noninterest-bearing liabilities	897			785
Total liabilities	235,202			241,043
Total shareholders’ equity	20,481			20,276
Total liabilities and shareholders’ equity	$255,683			$261,319
Net interest income		$2,133			$2,092
Net interest spread			2.86%			2.65%
Net interest margin			3.42%			3.32%

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

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $16,000 in 2009 and $14,000 in 2008 are included in the calculation of the loan interest income. Net loan origination expense in interest income totaled $2,000 in 2009 and $6,000 in 2008.

	2009			2008
Six Months Ended June 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,119	$1	0.18%	$9,968	$134	2.70%
Interest bearing deposits in other banks	20,288	21	0.21	2,898	32	2.21
Investment securities (1):
Taxable	15,319	351	4.62	17,826	444	5.00
Tax-exempt (2)	5,686	176	6.24	9,820	300	6.13
Loans (3)	209,703	6,475	6.23	210,074	7,075	6.75
Total interest-earning assets	252,115	7,024	5.62	250,586	7,985	6.39
Noninterest-earning assets	5,373			9,067
Total assets	$257,488			$259,653

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,117	13	0.22%	$12,307	19	0.31%
Savings accounts	4,211	5	0.24	4,050	10	0.50
Money market accounts	39,928	230	1.16	40,353	423	2.10
Certificates of deposit $100,000 or more	53,759	929	3.48	59,015	1,328	4.51
Certificates of deposit less than $100,000	74,158	1,237	3.36	72,172	1,589	4.42
Long-term borrowings	10,000	229	4.62	10,000	231	4.63
Junior subordinated debentures	6,186	202	6.58	6,186	202	6.55
Total interest-bearing liabilities	200,359	2,845	2.86	204,083	3,802	3.74
Noninterest-bearing deposits	34,386			34,602
Noninterest-bearing liabilities	720			859
Total liabilities	235,465			239,544
Total shareholders’ equity	22,023			20,109
Total liabilities and shareholders’ equity	$257,488			$259,653
Net interest income		$4,179			$4,183
Net interest spread			2.76%			2.65%
Net interest margin			3.34%			3.35%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $60,000 in 2009 and $102,000 in 2008 are included in the calculation of the tax-exempt investment interest income.

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $32,000 in 2009 and $28,000 in 2008 are included in the calculation of the loan interest income. Net loan origination expense in interest income totaled $6,000 in 2009 and $2,000 in 2008.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended June 30, 2009 compared to 2008			Six Months Ended June 30, 2009 compared to 2008
	Increase (decrease) Due to		Net increase	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Federal funds sold	$(51)	$(6)	$(57)	$(119)	$(14)	$(133)
Interest-bearing deposits in other banks	85	(95)	(10)	193	(204)	(11)
Investment securities:
Taxable	(45)	(11)	(56)	(63)	(30)	(93)
Tax-exempt	(63)	1	(62)	(127)	3	(124)
Loans	(36)	(169)	(205)	(13)	(587)	(600)
Total interest income	(110)	(280)	(390)	(129)	(832)	(961)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	(7)	(7)	—	(6)	(6)
Savings accounts	—	(3)	(3)	—	(5)	(5)
Money market accounts	(4)	(69)	(73)	(4)	(189)	(193)
Certificates of deposit $100,000 or more	(71)	(117)	(188)	(119)	(280)	(399)
Certificates of deposit less than $100,000	21	(180)	(159)	44	(396)	(352)
Long-term borrowings	—	(1)	(1)	—	(2)	(2)
Junior subordinated debentures	—	—	—	202	(202)	—
Total interest expense	(54)	(377)	(431)	$123	$(1,080)	$(957)
Net interest income	$(56)	$97	$41	$(252)	$248	$(4)

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

Three Months Ended June 30, 2009 and 2008

Net interest income (on a taxable-equivalent basis) was $2.13 million in 2009 and $2.09 million in 2008.  The increase in net interest income was primarily driven by lower rates paid on all deposit categories, which was primarily offset by lower yields on the loan portfolio and interest-bearing deposits in other banks.  Average earning assets decreased by $2.04 million, or (0.81)%, since June 30, 2008.  The yield on earning assets in 2009 decreased to 5.63% from 6.20% in 2008, or 57 basis points, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 400 basis points since January 1, 2008.  The decrease of 78 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on money market accounts and certificates of deposit.  The Company’s net interest margin was 3.42% and 3.32%, and the net interest spread was 2.86% and 2.65%, for the three-month periods ended June 30, 2009 and 2008, respectively.

Interest expense decreased 23.79% from $1.81 million in 2008 to $1.38 million in 2009 due to the reduced rates paid on interest-bearing liabilities, which decreased to 2.77% in 2009 from 3.55% in 2008.

Six Months Ended June 30, 2009 and 2008

Net interest income (on a taxable-equivalent basis) was $4.18 million in 2009 and 2008.  The impact to the net interest income of lower rates paid on all deposit categories, was totally offset by lower yields on the loan portfolio and interest-bearing deposits in other banks.  Average earning assets increased by $1.53 million, or 0.61%, since June 30, 2008.  The yield on earning assets in 2009 decreased to 5.62% from 6.39% in 2008, or 77 basis points, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 400 basis points since January 1, 2008.  The decrease of 88 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on money market accounts and certificates of deposit.  The Company’s net interest margin was 3.34% and 3.35%, and the net interest spread was 2.76% and 2.65%, for the six-month periods ended June 30, 2009 and 2008, respectively.

Interest expense decreased 25.17% from $3.80 million in 2008 to $2.85 million in 2009 due to the reduced rates paid on interest-bearing liabilities, which decreased to 2.86% in 2009 from 3.74% in 2008.

Noninterest Income

Noninterest income was $251,000 in 2009 and $129,000 in 2008 for the respective quarters ended June 30.  Noninterest income for the first half of 2009 and 2008 was $359,000 and $280,000, respectively.  The three and six month periods in 2009 include securities gains of $117,000.  The six-month period in 2009 includes a loss on the sale of a foreclosed property in the amount of $32,000, whereas, there was a gain of $15,000 on the sale of a foreclosed property for the same period in 2008.

Noninterest Expense

Noninterest expense amounted to $1.78 million and $1.65 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $3.47 million and $3.30 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The three and six month periods in 2009 includes a $115,000 charge for the FDIC special assessment.

Income Taxes

During the three months ended June 30, 2009, the Company recognized an $117,000 income tax expense compared to an $116,000 income tax expense during the same period in 2008.  The effective tax rate for the three-month periods in 2009 and 2008 were 32.87% and 30.05%, respectively.  For the six months ended June 30, 2009, the Company recognized a $97,000 income tax expense compared to a $228,000 income tax expense during the same period in 2008.  The effective tax rate for the six-month periods in 2009 and 2008 were 25.46% and 28.61%, respectively. The decline in income tax expense is due to the lower pre-tax income and the larger relative proportion of tax-free income to pre-tax income in 2009.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(52.94) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2009, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2009.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being funds held at the Federal Reserve that are earning interest.

Interest Rate Sensitivity Gap Analysis
June 30, 2009

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$453	$—	$—	$—	$453
Interest-bearing deposits in other banks	29,678	—	—	—	29,678
Investment securities(1)	3,420	756	1,924	8,058	14,158
Loans	77,130	70,270	40,738	18,791	206,929
Total interest-earning assets	110,681	71,026	42,662	26,849	251,218

Liabilities
Savings and NOW accounts	913	1,825	1,825	13,688	18,251
Money Market accounts	2,065	4,132	4,132	30,986	41,315
Certificates of deposit	104,056	19,637	1,094	—	124,787
Long-term borrowings	—	10,000	—	—	10,000
Junior subordinated debentures	—	6,186	—	—	6,186
Total interest-bearing liabilities	107,034	41,780	7,051	44,674	200,539
Interest rate sensitivity gap	$3,647	$29,246	$35,611	$(17,825)	$50,679
Cumulative interest rate sensitivity gap	$3,647	$32,893	$68,504	$50,679
Cumulative gap ratio as a percentage of total assets	1.41%	12.74%	26.53%	19.62%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in the prime interest rate the Company’s net interest income would increase by 1.03%.  However, a decrease in the prime interest rate of 200 basis was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended June 30, 2009 and 2008 was $200,000 and $120,000, respectively, and for the six months ended June 30, 2009 and 2008 was $600,000 and $240,000, respectively.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At June 30, 2009 and December 31, 2008, the allowance for loan losses was $3.04 million and $3.12 million, respectively.  The decrease in the allowance from December 31, 2008, reflects the provision of $600,000 less net charge-offs of $682,000, as compared to a provision of $240,000 less net charge-offs of $296,000 in the same period of 2008.  The increase in charge-offs in 2009 is a result of two (2) commercial real estate relationships in the amount of $448,000, three (3) commercial and industrial loan relationships for $226,000 and three (3) consumer loan relationships which totaled $11,000.  In 2009, the allowance for loan losses is down because we charged off $682,000 of higher loss potential rated loans in the first quarter and had a reduction in the level of nonperforming assets, which overall led to a reduction in the level of the reserve.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.  At June 30, 2009 there were only four commercial real estate loans in the amount of $910,000, which were in a nonaccrual status, that were deemed to be impaired and had specific reserves of $120,000, compared with $1.86 million in nonaccrual loans, that were deemed to be impaired and had specific reserves of $294,000 at June 30, 2008.  These loans at June 30, 2008 amounted to $1.57 million in commercial real estate for three relationships and $307,000 in commercial and industrial loans for two relationships.  All of the impaired loan relationships discussed are in different types of businesses.

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

As of June 30, 2009, the real estate loan portfolio constituted 86% of the total loan portfolio, as compared to 83% at December 31, 2008.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $8.16 million of at June 30, 2009.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Average total loans outstanding during period	$207,559	$209,712	$209,703	$210,074
Balance at beginning of period	$2,838	$2,470	$3,120	$2,640
Recoveries of loans previously charged-off (consumer)	—	—	3	9
Loans charged-off (commercial and industrial)	—	—	(226)	(223)
Loans charged-off (commercial real estate)	—	—	(448)	(76)
Loans charged-off (residential)	—	(6)	—	(6)
Loans charged-off (consumer)	—	—	(11)	—
Net charge-offs	—	(6)	(682)	(296)
Provision charged to operating expenses	200	120	600	240
Balance at end of period	$3,038	$2,584	$3,038	$2,584
Ratios of net charge-offs to average loans	—%	—%	0.33%	0.14%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	June 30,		December 31,
	2009	% of Loans	2008	% of Loans
Real estate-construction	$448	11%	$333	8%
Real estate-mortgage	2,025	75%	2,278	75%
Commercial and industrial loans	522	13%	472	16%
Loans to individuals for household, family and other personal expenditures	43	1%	37	1%
	$3,038	100%	$3,120	100%

	June 30,	December 31,
	2009	2008
Nonaccrual loans	$1,051	$1,197
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	1,051	1,197
Foreclosure properties	—	363
Total nonperforming assets	$1,051	$1,560
Nonperforming assets to total assets	0.41%	0.61%

There were no other interest-bearing assets at June 30, 2009 or December 31, 2008 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of June 30, 2009 were as follows:

June 30,
2009
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$28,510
Standby letters of credit	2,889
Total	$31,399

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above that can be recognized as capital for regulatory purposes.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $3.00 million with no outstanding balance as of June 30, 2009 or December 31, 2008.  This facility matures on September 1, 2009, has a floating interest rate equal to the Wall Street Journal prime rate and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.  See Recent Developments section for more information on the unsecured borrowing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of June 30, 2009 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2009, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2009, there have been no shares repurchased by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 23.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  None

Item 1A. Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2009	0	N/A	0	0
May 1-31, 2009	0	N/A	0	0
June 1-30, 2009	0	N/A	0	146,000	(2)

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

Item 3.    Defaults upon Senior Securities.  None

Item 4.    Submission of Matters to a Vote of Security Holder.

On April 14, 2009, the annual meeting of shareholders of the Company was held for the purpose of electing eleven (11) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below:

DIRECTOR	FOR	WITHHOLD	BROKER NON-VOTES
Emil D. Bennett	1,062,234	3,100	None
John N. Burdette	1,062,634	2,700	None
John Denham Crum	1,062,834	2,500	None
George E. Dredden, Jr.	1,062,634	2,700	None
William S. Fout	1,062,634	2.700	None
Helen G. Hahn	1,062,634	2,700	None
William J. Kissner	1,062,634	2,700	None
Martin S. Lapera	1,062,634	2,700	None
Kenneth G. McCombs	1,062,634	2,700	None
Farhad Memarsadeghi	1,062,384	2,950	None
Raymond Raedy	1,062,634	2,700	None

Item 5.    Other Information            None

Item 6.    Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
4(b)

Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators(3)

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10 (d)	Amendment to Employment Agreement between the Bank and Martin S. Lapera (7)
10 (e)	Amendment to Employment Agreement between the Bank and William R. Talley, Jr. (8)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(9)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(9)
10(h)	Loan Agreement with Atlantic Central Bankers Bank (10)
10(i)	Promissory Note with Atlantic Central Bankers Bank (10)
10(j)	Amendment to Line of Credit with Atlantic Central Bankers Bank(11)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

(1)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.

(3)	Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(7)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007.
(8)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 12, 2007.
(9)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: August 7, 2009	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer