Form 10-Q
period 2009-09-30
FREDERICK COUNTY BANCORP INC
filed 2009-11-05
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

7 North Market Street

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,461,802 shares of Common Stock outstanding as of October 31, 2009.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands)	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$888	$808
Federal funds sold	1,146	1,091
Interest-bearing deposits in other banks	24,671	14,156
Cash and cash equivalents	26,705	16,055
Investment securities available-for-sale at fair value	22,752	20,040
Restricted stock	1,566	1,599
Loans	211,150	211,840
Less: Allowance for loan losses	(3,210)	(3,120)
Net loans	207,940	208,720
Bank premises and equipment	5,046	5,221
Other assets	2,798	2,927
Total assets	$266,807	$254,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$37,205	$32,740
Interest-bearing deposits	190,581	184,143
Total deposits	227,786	216,883
Short-term borrowings	500	—
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	932	881
Total liabilities	245,404	233,950

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,461,802 and 1,460,802 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,700	14,690
Retained earnings	6,482	5,939
Accumulated other comprehensive income (loss)	206	(32)
Total shareholders’ equity	21,403	20,612
Total liabilities and shareholders’ equity	$266,807	$254,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$3,305	$3,554	$9,748	$10,601
Interest and dividends on investment securities:
Interest - taxable	115	185	443	586
Interest - tax exempt	58	87	174	285
Dividends	13	25	36	68
Interest on federal funds sold	1	46	2	180
Other interest income	16	3	37	35
Total interest income	3,508	3,900	10,440	11,755
Interest expense:
Interest on deposits	1,087	1,446	3,501	4,815
Interest on short-term borrowings	3	18	3	18
Interest on long-term borrowings	117	116	346	347
Interest on junior subordinated debentures	101	101	303	303
Total interest expense	1,308	1,681	4,153	5,483
Net interest income	2,200	2,219	6,287	6,272
Provision for loan losses	275	220	875	460
Net interest income after provision for loan losses	1,925	1,999	5,412	5,812
Noninterest income:
Securities gains	—	26	117	26
(Loss) gain on sale of foreclosed properties	(5)	—	(37)	15
Service fees	98	73	267	193
Other operating income	50	54	155	199
Total noninterest income	143	153	502	433
Noninterest expense:
Salaries and employee benefits	917	966	2,807	2,885
Occupancy and equipment expenses	318	308	977	905
Other operating expenses	453	410	1,369	1,190
Total noninterest expense	1,688	1,684	5,153	4,980
Income before provision for income taxes	380	468	761	1,265
Provision for income tax expense	121	153	218	381
Net income	$259	$315	$543	$884
Basic earnings per share	$0.18	$0.22	$0.37	$0.61
Diluted earnings per share	$0.18	$0.21	$0.37	$0.59
Basic weighted average number of shares outstanding	1,460,900	1,460,674	1,460,835	1,460,626
Diluted weighted average number of shares outstanding	1,469,858	1,502,443	1,475,909	1,506,352

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended September 30,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, July 1, 2008	1,460,602	$15	$14,687	$5,470	$(108)	$20,064
Comprehensive income:
Net income	—	—	—	315	—	315
Reclassification adjustment for (gains) losses realized, net of income taxes of $10	—	—	—	—	(16)	(16)
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $44	—	—	—	—	(67)	(67)
Comprehensive income	—	—	—	—	—	232
Shares issued under stock option transactions	200	—	3	—	—	3
Balance, September 30, 2008	1,460,802	$15	$14,690	$5,785	$(191)	$20,299
Balance, July 1, 2009	1,460,802	$15	$14,690	$6,223	$19	$20,947
Comprehensive income:
Net income	—	—	—	259	—	259
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $122	—	—	—	—	187	187
Comprehensive income						446
Shares issued under stock option transactions	1,000	—	10	—	—	10
Balance, September 30, 2009	1,461,802	$15	$14,700	$6,482	$206	$21,403

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended September 30,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2008	1,460,602	$15	$14,687	$4,901	$(23)	$19,580
Comprehensive income:
Net income	—	—	—	884	—	884
Reclassification adjustment for (gains) losses realized, net of income taxes of $10	—	—	—	—	(16)	(16)
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $99	—	—	—	—	(152)	(152)
Comprehensive income						716
Shares issued under stock option transactions	200	—	3	—	—	3
Balance, September 30, 2008	1,460,802	$15	$14,690	$5,785	$(191)	$20,299
Balance, January 1, 2009	1,460,802	$15	$14,690	$5,939	$(32)	$20,612
Comprehensive income:
Net income	—	—	—	543	—	543
Reclassification adjustment for (gains) losses realized, net of income taxes of $46	—	—	—	—	(71)	(71)
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $201	—	—	—	—	309	309
Comprehensive income	—	—	—	—	—	781
Shares issued under stock option transactions	1,000	—	10	—	—	10
Balance, September 30, 2009	1,461,802	$15	$14,700	$6,482	$206	$21,403

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$543	$884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245	250
Deferred income tax benefits	(10)	(39)
Provision for loan losses	875	460
Securities gains	(117)	(26)
Net premium amortization on investment securities	14	1
Losses (gains) on sale of foreclosed properties	37	(15)
Excess tax benefit from equity-based awards	—	1
Decrease (increase) in accrued interest and other assets	251	(32)
(Decrease) increase in accrued interest and other liabilities	(84)	252
Net cash provided by operating activities	1,754	1,736
Cash flows from investing activities:
Purchases of investment securities available for sale	(8,784)	(3,053)
Proceeds from sales of investment securities available for sale	4,115	5,040
Proceeds from maturities, prepayments and calls investment securities available for sale	2,454	4,802
Net redemption (purchases) of restricted stock	33	(159)
Net increase in loans	(749)	(3,356)
Purchases of bank premises and equipment	(70)	(76)
Proceeds from sale of foreclosed properties	484	465
Net cash (used in) provided by investing activities	(2,517)	3,663
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	26,544	7,251
Net decrease in time deposits	(15,641)	(3,219)
Net increase in short-term borrowings	500	—
Proceeds from issuance of common stock	10	2
Net cash provided by financing activities	11,413	4,034
Net increase in cash and cash equivalents	10,650	9,433
Cash and cash equivalents – beginning of period	16,055	12,366
Cash and cash equivalents – end of period	$26,705	$21,799
Supplemental cash flow disclosures:
Interest paid	$4,185	$5,554
Income taxes paid	$250	$399
Foreclosed properties acquired in settlement of loans	$654	$—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, Regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2008 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2009.  The Company has evaluated subsequent events for potential  recognition and/or disclosure through November 5, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Recent Accounting Pronouncements

During December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for business combinations in the Accounting Standards Codification (“ASC”).  This guidance is for business combinations which the acquisition date is on or after December 15, 2008.  These business combinations use “acquisition accounting” which recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer.  The Company adopted this new guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

During December 2007, the FASB issued accounting guidance for consolidations which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued new guidance regarding disclosures for derivatives.  This guidance requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of this new guidance, effective January 1, 2009, did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued guidance regarding earnings per share which requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted this guidance effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

In April 2009, the FASB issued guidance regarding the application of fair value accounting to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments.  The Company adopted this guidance effective September 30, 2009, and adoption did not have a material effect on consolidated results of operations.

During May 2009, the FASB issued guidance regarding subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  The Company adopted this guidance effective September 30, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

During June 2009, the FASB issued guidance on the transfer and servicing of financial assets.  This guidance eliminates the concept of a “qualifying special-purpose entity” from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities, to qualifying special-purpose entities.  This guidance is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that its adoption would have a material impact on the Company’s consolidated financial condition or results of operations.

During June 2009, the FASB guidance on the consolidation of variable interest entities.  This amends the original guidance, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE.  Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  It is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that its adoption would have a material impact on the Company’s consolidated financial condition or results of operations.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.  As of September 30, 2009 and 2008, no common stock equivalents were excluded from the diluted EPS calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Net income	$259	$315	$543	$884
Basic earnings per share	$0.18	$0.22	$0.37	$0.61
Diluted earnings per share	$0.18	$0.21	$0.37	$0.59
Basic weighted average number of shares outstanding	1,460,900	1,460,674	1,460,835	1,460,626
Effect of dilutive securities – stock options	8,958	41,769	15,074	45,726
Diluted weighted average number of shares outstanding	1,469,858	1,502,443	1,475,909	1,506,352

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company follows the stock compensation guidance of the ASC.   As of December 31, 2007, all outstanding stock options were fully vested.  No stock options were granted in 2008 or 2009 and, accordingly, net income has not been affected by stock-based compensation.   Any stock-based employee compensation for future grants will be determined at that time using the Black-Scholes or another appropriate option-pricing model.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2009 and December 31, 2008:

Available-for-sale portfolio

September 30, 2009

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$520	$7	$—	$527	4.46%
Due after one year through five years	3,329	72	—	3,401	4.11%
Due after five years through ten years	520	10	—	530	4.99%
State and political subdivisions:
Due after five years through ten years	605	6	4	607	5.36%
Due after ten years	5,081	78	—	5,159	5.94%
Mortgage-backed debt securities	12,056	181	9	12,228	3.96%
Equity securities	300	—	—	300	—%
	$22,411	$354	$13	$22,752	4.35%

December 31, 2008

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$2,283	$20	$1	$2,302	4.81%
Due after five years through ten years	645	5	—	650	5.00%
State and political subdivisions:
Due after five years through ten years	405	—	13	392	5.25%
Due after ten years	5,281	15	202	5,094	5.93%
Mortgage-backed debt securities	11,178	166	42	11,302	5.11%
Equity securities	300	—	—	300	—%
	$20,092	$206	$258	$20,040	5.21%

September 30, 2009

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed debt securities	$1,721	$9	$—	$—	$1,721	9
State and political subdivisions	—	—	151	4	151	4
Total temporarily impaired securities	$1,721	$9	$151	$4	$1,872	$13

December 31, 2008

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$942	$1	$—	$—	$942	$1
State and political subdivisions	3,299	204	192	11	3,491	215
Mortgage-backed debt securities	2,448	42	—	—	2,448	42
Total temporarily impaired securities	$6,689	$247	$192	$11	$6,881	$258

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

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Federal Home Loan Bank of Atlanta	$952	$1,000
Federal Reserve Bank	574	559
Atlantic Central Bankers Bank	40	40
	$1,566	$1,599

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	September 30,	% of	December 31,	% of
(dollars in thousands)	2009	Loans	2008	Loans
Real estate loans:
Construction and land development	$22,794	11%	$17,049	8%
Mortgage loans:
Secured by 1 to 4 family residential properties	39,375	19%	36,986	17%
Secured by multi-family (5 or more) residential properties	12,243	6%	8,856	4%
Secured by commercial properties	98,585	46%	105,637	51%
Secured by farm land	7,433	4%	6,747	3%
Total mortgage loans	157,636	75%	158,226	75%
Loans to farmers	47	—%	48	—%
Commercial and industrial loans	28,618	13%	34,779	16%
Loans to individuals for household, family and other personal expenditures	2,055	1%	1,738	1%
	211,150	100%	211,840	100%
Less allowance for loan losses	(3,210)		(3,120)
Net loans	$207,940		$208,720

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Average total loans outstanding during period	$208,906	$213,884	$209,434	$211,353
Balance at beginning of period	$3,038	$2,584	$3,120	$2,640
Recoveries of loans previously charged-off	—	—	4	9
Loans charged-off (commercial and industrial)	(72)	(104)	(298)	(327)
Loans charged-off (commercial real estate)	(31)	—	(479)	(76)
Loans charged-off (residential real estate)	—	—	—	(6)
Loans charged-off (consumer)	—	—	(12)	—
Net charge-offs	(103)	(104)	(785)	(400)
Provision charged to operating expenses	275	220	875	460
Balance at end of period	$3,210	$2,700	$3,210	$2,700
Ratios of net charge-offs to average loans	0.05%	0.05%	0.37%	0.19%

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	September 30,	December 31,
(dollars in thousands)	2009	2008
Noninterest-bearing demand deposits	$37,205	$32,740
Interest-bearing demand deposits:
NOW accounts	16,572	11,472
Money market accounts	54,952	38,600
Savings accounts	4,515	3,888
Certificates of deposit:
$100,000 or more	46,263	57,835
Less than $100,000	68,279	72,348
Total deposits	$227,786	$216,883

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

At September 30, 2009 and December 31, 2008, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  Both are in the amount of $5,000,000 with the first being a 4.56% fixed rate advance that matures on April 27, 2012 and the second being a 4.56% convertible advance  with a maturity date of September 4, 2012, unless called on September 4, 2010 by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008

Salaries	$817	$835	$2,445	$2,472
Deferred Personnel Costs	(20)	(28)	(53)	(79)
Payroll Taxes	54	56	179	184
Employee Insurance	55	59	173	171
Other Employee Benefits	11	44	63	137
Depreciation	80	84	245	250
Rent	96	85	290	239
Utilities	24	23	77	74
Repairs and Maintenance	59	58	183	167
ATM Expense	25	25	79	75
Other Occupancy and Equipment Expenses	34	33	103	100
Postage and Supplies	17	14	50	46
Data Processing	102	90	310	265
Advertising and Promotion	50	54	122	221
Legal	6	2	23	16
Insurance	13	16	34	41
Consulting	2	7	19	9
Courier	4	5	12	14
Audit Fees	45	62	141	185
Other	214	160	658	393
	$1,688	$1,684	$5,153	$4,980

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

The Company made contributions to the Plan in the amounts of $0 and $35,000 for the three months ended September 30, 2009 and 2008, respectively, and $30,000 and $106,000, for the nine months then ended, respectively.  On April 1, 2009, the Company suspended its discretionary matching contribution and therefore, there was no contribution made in the third quarter of 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2009.

As of September 30, 2009, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2009 and December 31, 2008 are presented in the following tables.

September 30, 2009

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$27,196	11.88%	$9,154	4.00%	N/A	N/A
Bank	$26,398	11.59%	$9,114	4.00%	$13,671	6.00%

Total Capital
To Risk-Weighted Assets
Company	$30,057	13.13%	$18,308	8.00%	N/A	N/A
Bank	$29,246	12.84%	$18,228	8.00%	$22,785	10.00%

Tier 1 Capital
To Average Assets
Company	$27,196	10.37%	$10,492	4.00%	N/A	N/A
Bank	$26,398	10.10%	$10,456	4.00%	$13,070	5.00%

December 31, 2008

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$26,644	11.59%	$9,194	4.00%	N/A	N/A
Bank	$25,637	11.18%	$9,174	4.00%	$13,761	6.00%

Total Capital
To Risk-Weighted Assets
Company	$29,517	12.84%	$18,387	8.00%	N/A	N/A
Bank	$28,504	12.43%	$18,348	8.00%	$22,936	10.00%

Tier 1 Capital
To Average Assets
Company	$26,644	10.31%	$10,338	4.00%	N/A	N/A
Bank	$25,637	9.94%	$10,319	4.00%	$12,899	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2009, there have been no shares repurchased by the Company.

Note 11.  Fair Value Measurements

The Company follows the guidance of ASC regarding fair value measurements and disclosures topic.  This guidance permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes must be recorded in earnings.  The Company has yet to apply the fair value option to any assets or liabilities.  This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under this guidance, fair value measurements are not adjusted for transaction costs.  This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under this guidance are described below.

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities.  Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy.  As required by fair value measurement and disclosures guidance, the Company does not adjust the quoted price for such instruments.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring and nonrecurring basis as of September 30, 2009.

Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
Recurring basis	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$22,752	$—	$22,752	$—

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
Nonrecurring basis	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$11,193	$—	$—	$11,193
Foreclosed properties	$495	$—	$—	$495

Note 12.  Fair Value of Financial Instruments

In accordance with the disclosure requirements of ASC financial instruments topic, the estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$26,705	$26,705	$16,055	$16,055
Investment securities available for sale	22,752	22,752	20,040	20,040
Restricted stock	1,566	1,566	1,599	1,599
Net loans	207,940	205,496	208,720	207,678
Accrued interest receivable	783	783	821	821

FINANCIAL LIABILITIES
Deposits	$227,786	$236,145	$216,883	$223,718
Short-term borrowings	500	500	—	—
Long-term borrowings	10,000	10,773	10,000	10,914
Junior subordinated debentures	6,186	5,973	6,186	6,048
Accrued interest payable	217	217	290	290

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2009 and December 31, 2008:

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

Loans

Loans decreased by $690,000, or (0.33)%, from December 31, 2008, to a balance of $211.15 million as of September 30, 2009, and by $367,000, or (0.17)% from September 30, 2008.  The Company has taken a low to moderate loan growth strategy to maintain its strong capital and liquidity positions during these current uncertain economic times, which may result in the periodic contraction of the loan portfolio.

Deposits

Deposits increased by $10.90 million, or 5.03%, from December 31, 2008 to a balance of $227.79 million as of September 30, 2009, and by $4.53 million, or 2.03% from September 30, 2008.  The Company’s deposit strategy involves reducing the Company’s reliance on higher cost certificates of deposit and placing more emphasis on noninterest-bearing demand deposits and other lower cost NOW and money market accounts.  The balance of certificates of deposit dropped to $114.54 million as of September 30, 2009 from $130.18 million as of December 31, 2008; while noninterest-bearing demand deposits increased to $37.21 million from $32.74 million, NOW and savings accounts increased to $21.09 million from $15.36 million, and money market accounts increased to $54.95 million from $38.60 million, all for the same periods.

Three Months Ended September 30, 2009 and 2008

Net income was $259,000 for the quarter ended September 30, 2009, as compared to $315,000 of net income for the same period in 2008.  The decrease in earnings for this quarter in 2009 is primarily related to a $55,000 increase in provision for loan losses and no securities gains, while there were $26,000 in securities gains in the same quarter of 2008.  Basic earnings per share for the three months ended September 30, 2009 and 2008 were $0.18 and $0.22, respectively, and were based on weighted-average number of shares outstanding of 1,460,900 and 1,460,674, respectively.  Diluted earnings per share for the three months ended September 30, 2009 and 2008 were $0.18 and $0.21, respectively, and were based on weighted-average number of shares outstanding of 1,469,858 and 1,502,443, respectively.

The Company experienced an annualized return on average assets of 0.39% and 0.49% for the three-month periods ended September 30, 2009 and 2008, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 4.86% and 6.25% for the three-month periods ended September 30, 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 and 2008

Net income was $543,000 for the nine months ended September 30, 2009, as compared to $884,000 of net income for the same period in 2008.  The decrease in earnings for this period in 2009 is primarily related to a $415,000 increase in provision for loan losses.  Included in this nine-month period in 2009 are securities gains of $117,000, which were generated to offset the impact of the Federal Deposit Insurance Corporation (“FDIC”) one-time special assessment fee of $115,000.  Basic earnings per share for the nine months ended September 30, 2009 and 2008 were $0.37 and $0.61, respectively, and were based on weighted-average number of shares outstanding of 1,460,835 and 1,460,626, respectively.  Diluted earnings per share for the nine months ended September 30, 2009 and 2008 were $0.37 and $0.59, respectively, and were based on weighted-average number of shares outstanding of 1,475,909 and 1,506,352, respectively.

The Company experienced an annualized return on average assets of 0.28% and 0.45% for the nine-month periods ended September 30, 2009 and 2008, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 3.43% and 5.84% for the nine-month periods ended September 30, 2009 and 2008, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended September 30,

	2009			2008
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,072	$1	0.37%	$8,782	$46	2.08%
Interest bearing deposits in other banks	28,310	16	0.22	816	3	1.46
Investment securities (1):
Taxable	12,735	128	3.99	16,916	210	4.93
Tax-exempt (2)	5,686	88	6.14	8,670	132	6.04
Loans (3)	208,906	3,329	6.32	213,884	3,568	6.62
Total interest-earning assets	256,709	3,562	5.51	249,068	3,959	6.31
Noninterest-earning assets	5,589			9,336
Total assets	$262,298			$258,404

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$14,927	7	0.19%	$10,699	9	0.33%
Savings accounts	4,464	1	0.09	3,823	5	0.52
Money market accounts	47,417	143	1.20	40,678	168	1.64
Certificates of deposit $100,000 or more	49,907	398	3.16	55,910	556	3.95
Certificates of deposit less than $100,000	70,468	538	3.03	71,572	708	3.92
Short-term borrowings	228	3	5.22	2,978	18	2.40
Long-term borrowings	10,000	117	4.64	10,000	116	4.60
Junior subordinated debentures	6,186	101	6.48	6,186	101	6.48
Total interest-bearing liabilities	203,597	1,308	2.55	201,846	1,681	3.30
Noninterest-bearing deposits	36,466			35,604
Noninterest-bearing liabilities	931			805
Total liabilities	240,994			238,255
Total shareholders’ equity	21,304			20,149
Total liabilities and shareholders’ equity	$262,298			$258,404
Net interest income		$2,254			$2,278
Net interest spread			2.96%			3.01%
Net interest margin			3.48%			3.63%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $30,000 in 2009 and $45,000 in 2008 are included in the calculation of the tax-exempt investment interest income.

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $24,000 in 2009 and $14,000 in 2008 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $24,000 in 2009 and $10,000 in 2008.

Nine Months Ended September 30,

	2009			2008
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,103	$2	0.24%	$9,570	$180	2.51%
Interest bearing deposits in other banks	22,328	37	0.22	2,199	35	2.12
Investment securities (1):
Taxable	14,449	479	4.43	17,720	654	4.92
Tax-exempt (2)	5,686	264	6.21	9,434	432	6.10
Loans (3)	209,434	9,805	6.26	211,353	10,643	6.71
Total interest-earning assets	253,000	10,587	5.59	250,276	11,944	6.36
Noninterest-earning assets	5,445			9,029
Total assets	$258,445			$259,305

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$13,064	20	0.20%	$11,767	28	0.32%
Savings accounts	4,296	6	0.19	3,974	15	0.50
Money market accounts	42,452	373	1.17	40,462	591	1.95
Certificates of deposit $100,000 or more	52,461	1,327	3.38	57,976	1,883	4.33
Certificates of deposit less than $100,000	72,914	1,775	3.25	71,970	2,298	4.25
Short-term borrowings	77	3	5.21	1,000	18	2.40
Long-term borrowings	10,000	346	4.63	10,000	347	4.62
Junior subordinated debentures	6,186	303	6.55	6,186	303	6.52
Total interest-bearing liabilities	201,450	4,153	2.76	203,335	5,483	3.59
Noninterest-bearing deposits	35,087			34,935
Noninterest-bearing liabilities	792			842
Total liabilities	237,329			239,112
Total shareholders’ equity	21,116			20,193
Total liabilities and shareholders’ equity	$258,445			$259,305
Net interest income		$6,434			$6,461
Net interest spread			2.83%			2.77%
Net interest margin			3.40%			3.44%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $90,000 in 2009 and $147,000 in 2008 are included in the calculation of the tax-exempt investment interest income.

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $57,000 in 2009 and $42,000 in 2008 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $18,000 in 2009 and $8,000 in 2008.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended September 30, 2009 compared to 2008			Nine Months Ended September 30, 2009 compared to 2008
	Increase (decrease) Due to		Net increase (decrease)	Increase (decrease) Due to		Net increase (decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest income
Interest-earning assets:
Federal funds sold	$(40)	$(5)	$(45)	$(283)	$105	$(178)
Interest-bearing deposits in other banks	100	(87)	13	569	(567)	2
Investment securities:
Taxable	(51)	(31)	(82)	(214)	39	(175)
Tax-exempt	(45)	1	(44)	(305)	137	(168)
Loans	(82)	(157)	(239)	(172)	(666)	(838)
Total interest income	(118)	(279)	(397)	(405)	(952)	(1,357)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	(2)	(2)	—	(8)	(8)
Savings accounts	1	(5)	(4)	2	(11)	(9)
Money market accounts	28	(53)	(25)	52	(270)	(218)
Certificates of deposit $100,000 or more	(59)	(99)	(158)	(318)	(238)	(556)
Certificates of deposit less than $100,000	(11)	(159)	(170)	54	(577)	(523)
Short-term borrowings	(16)	1	(15)	(30)	15	(15)
Long-term borrowings	—	1	1	—	(1)	(1)
Total interest expense	(57)	(316)	(373)	(240)	(1,090)	(1,330)
Net interest income	$(61)	$37	$(24)	$(165)	$138	$(27)

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

Three Months Ended September 30, 2009 and 2008

Net interest income (on a taxable-equivalent basis) was $2.25 million in 2009 and $2.28 million in 2008.  The change in net interest income was primarily driven by lower rates paid on all deposit categories, which was primarily offset by lower yields on the loan portfolio and interest-bearing deposits in other banks.  Average earning assets increased by $7.64 million, or 3.07%, since September 30, 2008.  The yield on earning assets in 2009 decreased to 5.51% from 6.31% in 2008, or 80 basis points, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 400 bps since January 1, 2008.  The decrease of 75 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on money market accounts and certificates of deposit.  The Company’s net interest margin was 3.48% and 3.63%, and the net interest spread was 2.96% and 3.01%, for the three-month periods ended September 30, 2009 and 2008, respectively.

Interest expense decreased 22.19% from $1.68 million in 2008 to $1.318 million in 2009 due to the reduced rates paid on interest-bearing liabilities, which decreased to 2.55% in 2009 from 3.30% in 2008 primarily as a result in declines in rates on and volumes of certificates of deposit.

Nine Months Ended September 30, 2009 and 2008

Net interest income (on a taxable-equivalent basis) was $6.43 and $6.46 million in 2009 and 2008, respectively.  The impact to the net interest income of lower rates paid on all deposit categories, was totally offset by lower yields on the loan portfolio and interest-bearing deposits in other banks,.  Average earning assets increased by $2.72 million, or 1.09%, since September 30, 2008.  The yield on earning assets in 2009 decreased to 5.59% from 6.36% in 2008, or 77 basis points, primarily as a result of the Federal Reserve’s decrease in the federal funds rate of 400 bps since January 1, 2008.  The decrease of 83 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on money market accounts and certificates of deposit.  The Company’s net interest margin was 3.40% and 3.44%, and the net interest spread was 2.83% and 2.77%, for the nine-month periods ended September 30, 2009 and 2008, respectively.

Interest expense decreased 24.26% from $5.48 million in 2008 to $4.15 million in 2009 due to the reduced rates paid on interest-bearing liabilities, which decreased to 2.76% in 2009 from 3.59% in 2008.

Noninterest Income

Noninterest income was $143,000 in 2009 and $153,000 in 2008 for the respective quarters ended September 30.  Noninterest income for the first nine months of 2009 and 2008 was $502,000 and $433,000, respectively.  Included in the nine-month period in 2009 are securities gains of $117,000 and losses on the sale of foreclosed properties that amount to $37,000, whereas, there was a gain of $15,000 on the sale of a foreclosed property, and only $26,000 in securities gains for the same period in 2008.

Noninterest Expense

Noninterest expense amounted to $1.69 million and $1.68 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $5.15 million and $4.98 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Included in the nine-month period in 2009 is a $115,000 charge for the FDIC special assessment fee.  In addition, the regular FDIC insurance premiums were $206,000 and $119,000 for the nine months ended September 30, 2008 and 2009, respectively, and were $80,000 and $40,000 for the three months ended September 30, 2009 and 2008, respectively.

Income Taxes

During the three months ended September 30, 2009, the Company recognized a $121,000 income tax expense compared to a $153,000 income tax expense during the same period in 2008.  The effective tax rate for the three-month periods in 2009 and 2008 were 31.84% and 32.69%, respectively.  For the nine months ended September 30, 2009, the Company recognized a $218,000 income tax expense compared to a $381,000 income tax expense during the same period in 2008.  The effective tax rate for the nine-month periods in 2009 and 2008 were 28.65% and 30.12%, respectively. The decline in income tax expense is due to the lower pre-tax income and the larger proportion of tax-free income to pre-tax income in 2009.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(60.62) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2009, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2009.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

September 30, 2009

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$1,146	$—	$—	$—	$1,146
Interest-bearing deposits in other banks	24,671	—	—	—	24,671
Investment securities(1)	3,141	2,310	4,131	12,870	22,452
Loans	79,080	77,046	36,935	18,089	211,150
Total interest-earning assets	108,038	79,356	41,066	30,959	259,419

Liabilities
Savings and NOW accounts	1,054	2,109	2,109	15,815	21,087
Money Market accounts	2,748	5,495	5,495	41,214	54,952
Certificates of deposit	87,116	25,443	1,983	—	114,542
Short-term borrowings	500	—	—	—	500
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	6,186	—	—	6,186
Total interest-bearing liabilities	96,418	44,233	9,587	57,029	207,267
Interest rate sensitivity gap	$11,620	$35,123	$31,479	$(26,070)	$52,152
Cumulative interest rate sensitivity gap	$11,620	$46,743	$78,222	$52,152
Cumulative gap ratio as a percentage of total assets	4.36%	17.52%	29.32%	19.55%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in the prime interest rate the Company’s net interest income would decrease by 0.21%.  However, a decrease in the prime interest rate of 200 basis was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended September 30, 2009 and 2008 was $275,000 and $220,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $875,000 and $460,000, respectively.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At September 30, 2009 and December 31, 2008, the allowance for loan losses was $3.21 million and $3.12 million, respectively.  The increase in the allowance from December 31, 2008 reflects the provision of $875,000 less net charge-offs of $785,000, as compared to a provision of $460,000 less net charge-offs of $400,000 in the same period of 2008.  The increase in charge-offs in 2009 is a result of three (3) commercial real estate relationships in the amount of $479,000, three (3) commercial and industrial loan relationships for $298,000 and three (3) consumer loan relationships which totaled $12,000.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  The allowance is based on two basic principles of accounting: (i) ASC Contingencies Topic, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC Receivables Topic, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The provision for loan losses included in the statements of operations serves to maintain the allowance at a level Management considers adequate.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.  At September 30, 2009 there were only four commercial real estate loans in the amount of $817,000, which were in a nonaccrual status, that were deemed to be impaired and had specific reserves of $224,000, compared with $1.37 million in nonaccrual loans, that were deemed to be impaired and had specific reserves of $365,000 at September 30, 2008.  These loans at September 30, 2008 amounted to $1.28 million in commercial real estate for three relationships and $95,000 in commercial and industrial loans for two relationships.  All of the impaired loan relationships discussed are in different types of businesses.

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

As of September 30, 2009, the real estate loan portfolio constituted 86% of the total loan portfolio, as compared to 83% at December 31, 2008.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $8.64 million of at September 30, 2009.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Average total loans outstanding during period	$208,906	$213,884	$209,434	$211,353
Balance at beginning of period	$3,038	$2,584	$3,120	$2,640
Recoveries of loans previously charged-off (consumer)	—	—	4	9
Loans charged-off (commercial and industrial)	(72)	(104)	(298)	(327)
Loans charged-off (commercial real estate)	(31)	—	(479)	(76)
Loans charged-off (residential)	—	—	—	(6)
Loans charged-off (consumer)	—	—	(12)	—
Net charge-offs	(103)	(104)	(785)	(400)
Provision charged to operating expenses	275	220	875	460
Balance at end of period	$3,210	$2,700	$3,210	$2,700
Ratios of net charge-offs to average loans	0.05%	0.05%	0.37%	0.19%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	September 30,		December 31,
	2009	% of Loans	2008	% of Loans
Real estate-construction	$303	11%	$333	8%
Real estate-mortgage	2,258	75%	2,278	75%
Commercial and industrial loans	627	13%	472	16%
Loans to individuals for household, family and other personal expenditures	22	1%	37	1%
	$3,210	100%	$3,120	100%

	September 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial and industrial	$121	$94
Commercial real estate	696	1,103
Total nonaccrual loans	817	1,197
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	817	1,197
Foreclosure properties	495	363
Total nonperforming assets	$1,312	$1,560
Nonperforming assets to total assets	0.49%	0.61%

There were no other interest-bearing assets at September 30, 2009 or December 31, 2008 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

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

Commitments to extend credit and standby letters of credit as of September 30, 2009 were as follows:

September 30,
2009
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk: Commitments to extend credit	$29,591
Standby letters of credit	2,580
Total	$32,171

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with a $500,000 outstanding balance as of September 30, 2009 and no outstanding balance as of December 31, 2008.  This facility matures on July 22, 2010, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of September 30, 2009 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2009, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2009, there have been no shares repurchased by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 23.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  None

Item 1A.  Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Sales of Unregistered Securities.  None

(b)         Use of Proceeds.  Not Applicable.

(c)          Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2009	0	N/A	0	0
August 1-31, 2009	0	N/A	0	0
September 1-30, 2009	0	N/A	0	146,000	(2)

(1)          On June 26, 2007, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to 146,000 shares of the Company’s outstanding common stock, subject to a maximum expenditure of $4.5 million.  Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until September 30, 2012, or earlier termination of the program by the Board.

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Loan Agreement with Atlantic Central Bankers Bank (8)
10(i)	Promissory Note with Atlantic Central Bankers Bank (8)
10(j)	Amendment to Line of Credit with Atlantic Central Bankers Bank(9)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

(1)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
(3)	Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2009.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2009.
(7)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission.
(9)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: November 5, 2009	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President and Chief Financial Officer