Form 10-K
period 2009-12-31
FREDERICK COUNTY BANCORP INC
filed 2010-02-24
CIK 1258831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2009
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-50407

FREDERICK COUNTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7 North Market Street, Frederick, Maryland 21701 (Address of principal executive offices)(Zip Code)
(Registrant's telephone number, including area code): 301.620.1400
Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Act: Common Stock, par value $0.01 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2009 was approximately $12.4 million. As of February 1, 2010, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,461,802.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 13, 2010 are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 13, 2010, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Page 57.
	Item 1A.	Risk Factors. No disclosure required as the Company is a smaller reporting company.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 60.
Item 3.
Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2009.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Page 67.
	Item 6.	Selected Financial Data. See "Five-Year Summary of Financial Information" at Page 4.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Market Risk, Liquidity and Interest Rate Sensitivity" at page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 25.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A(T)	Controls and Procedures. See "Management's Report on Internal Control over Financial Reporting" at page 23 and "Disclosure Controls and Procedures" at Page 24.
	Item 9B.	Other Information. None.

PART III	Item 10.	Directors, Executive Officers, and Corporate Governance. The information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to William R. Talley, Jr., EVP & CFO, Frederick County Bancorp, Inc., 7 North Market Street, Frederick, MD 21701.

There have been no material changes in the procedures by which shareholders may recommend nominees to the Company's Board of Directors since the proxy statement for the 2009 annual meeting of shareholders.
	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the caption "Executive Compensation" in the Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Securities Authorized for Issuance Under Equity Compensation Plans" under the heading "Market for Common Stock and Dividends" at Page 54. The other information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Holders" in the Proxy Statement.
Item 13.
Certain Relationships and Related Transactions, and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the caption "Election of Directors" and "Transactions with Related Parties" in the Proxy Statement. See also Item 10 to this Annual Report on Form 10-K.
Item 14.
Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.
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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share amounts)
Summary of Operating Results:
Total interest income	$14,001	$15,480	$16,247	$13,735	$10,719
Total interest expense	5,274	7,116	7,977	5,649	3,252

Net interest income	8,727	8,364	8,270	8,086	7,467
Provision for loan losses	1,175	935	491	213	450

Net interest income after provision for loan losses	7,552	7,429	7,779	7,873	7,017
Security gains (losses)	235	26	27	—	(8)
(Loss) gain on sale of foreclosed properties	(37)	15	—	—	—
Gains from insurance proceeds	—	—	230	—	—
Other noninterest income (excluding gains and losses)	577	535	410	338	282
Noninterest expenses	6,791	6,526	6,172	5,229	4,596

Income before provision for income taxes	1,536	1,479	2,274	2,982	2,695
Provision for income taxes	488	441	714	1,062	863

Net income	1,048	1,038	1,560	1,920	1,832
Other comprehensive income (loss), net of taxes	78	(9)	92	85	(177)

Comprehensive income	$1,126	$1,029	$1,652	$2,005	$1,655

Per Share Data:
Basic earnings	$0.72	$0.71	$1.07	$1.32	$1.26
Diluted earnings	0.71	0.69	1.03	1.26	1.20
Dividends declared	—	—	—	—	—
Book value at period-end	14.88	14.11	13.41	12.27	10.89
Shares outstanding at period-end	1,461,802	1,460,802	1,460,602	1,458,602	1,458,602
Weighted average shares outstanding:
Basic	1,461,079	1,460,670	1,460,125	1,458,602	1,458,361
Diluted	1,475,068	1,503,372	1,518,155	1,526,911	1,526,996
Other Data (At Year-End):
Assets	$258,559	$254,562	$255,991	$234,951	$207,540
Investments	25,643	21,639	28,952	30,112	22,019
Loans	214,943	211,840	209,011	173,954	155,341
Deposits	219,312	216,883	219,228	209,378	190,055
Short-term borrowings	500	—	—	—	—
Long-term borrowings	10,000	10,000	10,000	—	—
Junior subordinated debentures	6,186	6,186	6,186	6,186	—
Shareholders' equity	21,750	20,612	19,580	17,893	15,888
Performance Ratios:
Return on average assets	0.40%	0.40%	0.63%	0.90%	1.01%
Return on average shareholders' equity	4.92%	5.12%	8.35%	11.34%	12.05%
Allowance for loan losses to total loans	1.45%	1.47%	1.26%	1.25%	1.26%
Nonperforming assets to total assets	0.56%	0.61%	0.12%	0.03%	—
Ratio of net charge-offs to average loans	0.56%	0.21%	0.01%	—	—
Average equity to average assets	8.19%	7.83%	7.58%	7.90%	8.36%
Tier 1 capital to risk-weighted assets	11.81%	11.59%	11.14%	12.10%	9.36%
Total capital to risk-weighted assets	13.06%	12.84%	12.29%	13.19%	10.49%

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

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company operates out of four banking offices located in the City of Frederick and Walkersville, Maryland. The Company also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties. The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp). See Note 8 to the consolidated financial statements for the year ended December 31, 2009 (the "consolidated financial statements") for additional disclosures related to the subsidiary trust.

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

        During 2009, the economy in Frederick County remained slow, as was the economy for rest of the United States and many countries throughout the world. Unemployment rose and businesses, as well as consumers, felt the effects of the downturn. The effects of this downturn will have an effect on the loans that the Company has made and will make in the future. However, it is felt the local economy may be somewhat insulated from the full impact that may be felt in other parts of the country, because of the local presence of a federal government medical research installation that has seen government funds continue to flow into Frederick County.

        Net income was $1.05 million, $1.04 million and $1.56 million for the years ended December 31, 2009, 2008 and 2007, respectively. Basic and diluted earnings per share for 2009 were $0.72 and $0.71, respectively; 2008 were $0.71 and $0.69, respectively; and for 2007 were $1.07 and $1.03, respectively.

        Return on average assets and return on average shareholders' equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced a return on average assets of 0.40%, 0.40%, and 0.63% for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, the Company experienced a return on average shareholders' equity of 4.92%, 5.12%, and 8.35% for the years ended December 31, 2009, 2008 and 2007, respectively.

        During the year ended December 31, 2009, the Company maintained a relatively stable level of total assets in order to maintain the Company's and the Bank's capital ratios above those required for well capitalized status. With the current slow economy, the Company feels it is prudent at this time to maintain higher capital ratios. At December 31, 2009, assets stood at $258.56 million, as compared to $254.56 million at December 31, 2008 and $255.99 million at December 31, 2007. Gross loans increased $3.10 million, or 1.5%, in 2009, to end the period at $214.94 million compared to $211.84 million at December 31, 2008 and $209.01 million at December 31, 2007. The Company's deposit strategy during 2009 was to reduce the dependence on higher cost certificates of deposit. During 2009, certificates of deposit declined approximately $21.16 million, whereas total deposits increased to $219.31 million at December 31, 2009, up from $216.88 million at December 31, 2008, and about the same at $219.23 million at December 31, 2007. During 2008, the investment portfolio was used to increase the liquidity position of the Company, decreasing to $21.64 million at December 31, 2008 from $28.95 million at December 31, 2007, while during 2009, the strategy was to utilize some of the excess liquidity to purchase investment securities; thereby, increasing the investment portfolio by $4.00 million to $25.64 million at December 31, 2009.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

        The "Comparative Statement Analysis" on the next page shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

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

        The taxable-equivalent interest income of $14.21 million was $1.50 million lower in 2009, and the $15.71 million in 2008 was $790,000 lower than the amount recognized in 2007. The decrease in interest income in 2009 and 2008 was primarily due to the reduced yields earned on the loan portfolio which decreased to 6.26% in 2009 from 6.64% in 2008 and from 7.31% in 2007. The primary factor in the changes in interest income was changes in the federal funds target rate discussed below.

        The interest expense decreased from $7.98 million in 2007 to $7.12 million in 2008 and to $5.27 million in 2009. The primary factor in the decreased interest expense in 2008 and 2009 was the reduction of the rates paid on the interest-bearing liabilities, as a result of actions of the Federal Reserve. Average interest bearing liabilities increased 4.4% in 2008, from $194.37 million in 2007 to $202.97 million in 2008, but decreased 0.6% to $201.76 million in 2009. The average rate paid on these liabilities decreased from 4.10% to 3.50% from 2007 to 2008, and continued to decline to 2.61% during 2009. The Company feels that the rates paid on these liabilities may continue to decrease in the future as the certificates of deposit mature and reprice, but not at as steep of a decline as experienced so far. However, as a result of competitive factors, local market conditions and customer preferences, there can be no assurance that deposit rates will decrease to the same extent as the federal funds rate as certificates of deposit mature.

        During 2009, the loan yields and the rates paid on interest bearing liabilities decreased due to the decrease of the federal funds rate maintained by the Federal Reserve, and the decreased reliance on higher rate funding sources, including certificates of deposits, which dropped to 60.5% of average interest-bearing liabilities in 2009 from 64.2% in 2008 and 68.5% in 2007. In September 2007, the Federal Reserve began to ease the federal funds rate down to 4.25% as of December 31, 2007, and has further reduced the rate down to a range of 0% to 0.25% as of December 31, 2008 and has maintained this level during 2009.

        The Company's net interest margin (net interest income as a percent of average interest-earning assets) was 3.51%, 3.44% and 3.58%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 2.97%, 2.78% and 2.83% for the years ended December 31, 2009, 2008 and 2007, respectively. The Company anticipates the net interest margin to improve gradually over the next year.

Comparative Statement Analysis

	Years Ended December 31,
	2009			2008			2007
	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$1,102	$2	0.18%	$8,204	$193	2.35%	$8,400	$439	5.23%
Interest-bearing deposits in other banks	21,568	48	0.22%	3,673	56	1.52%	4,066	211	5.19%
Investment securities(1):
Taxable	15,613	639	4.09%	17,396	850	4.87%	20,749	997	4.81%
Tax-exempt(2)	5,850	362	6.19%	8,492	520	6.11%	9,822	598	6.09%
Loans(3)	210,224	13,159	6.26%	211,806	14,095	6.64%	195,040	14,259	7.31%

Total interest-earning assets	254,357	14,210	5.59%	249,571	15,714	6.28%	238,077	16,504	6.93%

Noninterest-earning assets	5,637			9,522			8,591

Total assets	$259,994			$259,093			$246,668

Liabilities and Shareholders' Equity
Interest-bearing liabilities
NOW accounts	$13,296	27	0.20%	$11,490	37	0.32%	$12,308	22	0.18%
Savings accounts	4,398	7	0.16%	3,966	20	0.50%	3,095	15	0.48%
Money market accounts	45,713	537	1.17%	40,234	752	1.86%	34,614	966	2.79%
Certificates of deposit $100,000 or more	50,483	1,628	3.22%	58,214	2,440	4.18%	64,855	3,121	4.81%
Certificates of deposit less than $100,000	71,497	2,201	3.08%	72,133	2,981	4.12%	68,244	3,213	4.71%
Short-term borrowings	184	8	4.35%	749	18	2.40%	31	2	6.45%
Long-term borrowings	10,000	462	4.62%	10,000	464	4.63%	5,041	233	4.62%
Junior subordinated debentures	6,186	404	6.53%	6,186	404	6.51%	6,186	405	6.55%

Total interest-bearing liabilities	201,757	5,274	2.61%	202,972	7,116	3.50%	194,374	7,977	4.10%

Noninterest-bearing deposits	36,134			35,009			32,809
Noninterest-bearing liabilities	804			827			796

Total liabilities	238,695			238,808			227,979

Shareholders' equity	21,299			20,285			18,689

Total liabilities and shareholders' equity	$259,994			$259,093			$246,668

Net interest income		$8,936			$8,598			$8,527

Net interest spread			2.98%			2.78%			2.83%

Net interest margin			3.51%			3.44%			3.58%

(1)
Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders' equity.

(2)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $123,000 in 2009, $177,000 in 2008, and $203,000 in 2007 are included in the calculation of the tax-exempt investment securities interest income.

(3)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $86,000 in 2009, $57,000 in 2008, $54,000 in 2007 are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan fees included in interest income totaled $28,000 in 2009, $24,000 in 2008, and $15,000 in 2007.

Rate/Volume Analysis

        The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest Income
Interest-earning assets:
Federal funds sold	$(167)	$(24)	$(191)	$(10)	$(236)	$(246)
Interest-bearing deposits in other banks	272	(280)	(8)	(20)	(135)	(155)
Investment securities:
Taxable	(87)	(124)	(211)	(161)	14	(147)
Tax-exempt	(161)	3	(158)	(81)	3	(78)
Loans	(105)	(831)	(936)	1,226	(1,390)	(164)

Total interest income	(248)	(1,256)	(1,504)	954	(1,744)	(790)

Interest Expense
Interest-bearing liabilities:
NOW accounts	6	(16)	(10)	(1)	16	15
Savings accounts	2	(15)	(13)	4	1	5
Money market accounts	102	(317)	(215)	157	(371)	(214)
Certificates of deposit $100,000 or more	(323)	(489)	(812)	(320)	(361)	(681)
Certificates of deposit less than $100,000	(26)	(754)	(780)	183	(415)	(232)
Short-term borrowings	(14)	4	(10)	46	(30)	16
Long-term borrowings	—	(2)	(2)	229	2	231
Junior subordinated debentures	—	—	—	—	(1)	(1)

Total interest expense	(253)	(1,589)	(1,842)	298	(1,159)	(861)

Net interest income	$5	$333	$338	$656	$(585)	$71

Noninterest Income

        Noninterest income was $775,000 in 2009, $576,000 in 2008 and $667,000 in 2007, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income are securities gains of $235,000 in 2009 and $26,000 in 2008. Also included in noninterest income for 2009 is a loss of $37,000 on the sale of foreclosed property, and in 2008, a gain of $15,000 on the sale of foreclosed property.

Noninterest Expenses

        Noninterest expenses were $6.79 million in 2009, $6.53 million in 2008 and $6.17 million in 2007. See Note 12 to the consolidated financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The changes in noninterest expenses for 2009 are principally related to the increase in FDIC insurance premiums of $326,000, including a special assessment of $115,000, which was partially offset by reduced personnel expenses mainly related to the elimination of the 401(k) employer contribution in April 2009.

Income Taxes

        The Company incurred $488,000, $441,000 and $714,000 of income tax expenses in 2009, 2008 and 2007. The effective tax rates are 31.77% for 2009, 29.82% for 2008 and 31.40% for 2007. The decrease in the effective tax rate in 2008 from 2007 is due to the lower pre-tax income and the larger amount of tax-exempt interest income as a percentage of pre-tax income. The increase in the income tax rate for 2009 was due to a lower amount of tax-exempt interest income as a percentage of pre-tax income.

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

        The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the Company would have a cumulative negative gap at one year or less of $(59.0) million.

        Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company's earning assets and funding sources. An Asset/Liability Committee manages the interest rate sensitivity position in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity analysis, growth, and capital adequacy goals. It is the objective of the Asset/Liability Committee to maximize net interest margins during periods of both volatile and stable interest rates, to attain earnings growth, and to maintain sufficient liquidity to satisfy depositors' requirements and meet the funding needs of the Company's loan production.

        The following table, "Interest Rate Sensitivity Gap Analysis," summarizes, as of December 31, 2009, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

        It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at December 31, 2009. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates traditionally tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case. Nor does it account for the effects of competition on pricing of deposits and loans. For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations. During 2009, the Company began to place interest rate floors on its commercial floating rate loans.

Interest Rate Sensitivity Gap Analysis
December 31, 2009

	Expected Repricing or Maturity Date
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(dollars in thousands)
Assets
Federal funds sold	$938	$—	$—	$—	$938
Interest-bearing deposits in other banks	9,729	—	—	—	9,729
Investment securities(1)	1,657	3,796	2,641	15,683	23,777
Loans	79,905	84,824	33,214	17,000	214,943

Total interest-earning assets	92,229	88,620	35,855	32,683	249,387

Liabilities
Savings and NOW Accounts	860	1,720	1,720	12,901	17,201
Money Market Accounts	2,744	5,489	5,489	41,164	54,886
Certificates of Deposit	73,667	29,382	5,977	—	109,026
Short-term borrowings	500	—	—	—	500
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	6,186	—	—	6,186

Total interest-bearing liabilities	82,771	47,777	13,186	54,065	197,799

Interest rate sensitivity gap	$9,458	$40,843	$22,669	$(21,382)	$51,588

Cumulative interest rate sensitivity gap	$9,458	$50,301	$72,970	$51,588

Cumulative gap ratio as a percentage of total assets	3.66%	19.45%	28.22%	19.95%

(1)
Excludes equity securities.

        In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on period end Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a "shock test" assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates, the Company's net interest income would decline by 1.92%. However, a decrease in interest rates of 200 basis points was not considered to be feasible since this would imply that the Federal funds rate would fall below zero.

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

Investment Portfolio

        The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a weighted-average life of seven years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2009, U.S. Treasury and other U.S. government agencies and corporations had a weighted-average life of 3.25 years, while the mortgage-backed debt securities had a weighted-average life of 6.50 years, and the municipal securities had a weighted-average life of 8.17 years, giving the total investment portfolio a weighted-average life of 6.73 years. The average tax-equivalent yield earned on the investment portfolio for 2009, 2008 and 2007 was 4.66%, 5.29%, 5.22%, respectively. The mortgage-backed securities portfolio does not include any subprime or Alt-A type investments, which would carry a higher degree of risk. The municipal securities portfolio includes three (3) bonds aggregating $611,000, with an aggregated unrealized loss of $7,000, that are no longer rated by S&P or Moody's. These bonds have enhanced credit insurance from various insurance companies, the credit ratings of which have been downgraded. The Company feels comfortable with the exposure to these bonds at this time.

        The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders' equity at December 31, 2009.

        The following tables set forth certain information regarding the Company's investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2009			2008			2007
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$490	$493	4.46%	$—	$—	—	$1,495	$1,494	5.09%
Due after one year through five years	1,391	1,415	4.03%	2,283	2,302	4.81%	3,549	3,549	4.96%
Due after five years through ten years	497	526	5.00%	645	650	5.00%	718	703	4.99%
States and political subdivisions:
Due after one year through five years	—	—	—	—	—	—	200	194	4.64%
Due after five years through ten years	910	909	5.47%	405	392	5.25%	3,186	3,197	5.57%
Due after ten years	6,935	6,942	5.90%	5,281	5,094	5.93%	6,435	6,406	5.94%
Mortgage-backed debt securities	13,478	13,492	3.63%	11,178	11,302	5.11%	11,666	11,669	4.77%
Equity securities	300	300	—%	300	300	—	300	300	—

	$24,001	$24,077	4.38%	$20,092	$20,040	5.21%	$27,549	$27,512	5.13%

Loan Portfolio

        The Company makes real estate construction and land development, real estate mortgage, commercial and industrial, and consumer loans. The real estate mortgage loans are generally secured by the property and have a maximum loan to value ratio at origination of 75% and generally a term of one to five years. The Company does not make it a practice of establishing an interest reserve account as part of the loan funding amount. The commercial and industrial loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the Bank. These loans typically have a maximum loan to value ratio at origination of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made based on the financial strength of the individual borrower. The collateral for secured consumer loans may be marketable securities, automobiles, recreational vehicles or deposits in the Bank. The usual term for these loans is three to five years.

        The following table sets forth the distribution of the Company's loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

	December 31,
	2009		2008		2007		2006		2005
	(dollars in thousands)
Real estate—construction and land development	$15,726	7%	$17,049	8%	$28,077	13%	$30,183	17%	$29,140	19%

Real estate—mortgage loans:
Secured by 1 to 4 family residential properties	36,369	17%	36,986	17%	38,414	18%	34,194	20%	31,128	20%
Secured by multi-family (5 or more) residential properties	12,348	6%	8,856	4%	5,926	3%	4,640	3%	3,942	3%
Secured by commercial properties	106,378	49%	105,637	51%	101,920	49%	73,582	42%	60,087	39%
Secured by farm land	6,995	3%	6,747	3%	5,570	3%	4,302	2%	2,836	2%

Total real estate—mortgage loans	162,090	75%	158,226	75%	151,830	73%	116,718	67%	97,993	64%

Loans to farmers	46	—	48	—	50	—	—	—	756	—
Commercial and industrial loans	35,351	17%	34,779	16%	27,281	13%	24,806	14%	25,140	16%
Loans to individuals for household, family and other personal expenditures	1,730	1%	1,738	1%	1,773	1%	2,247	2%	2,312	1%

Total loans	$214,943	100%	211,840	100%	209,011	100%	173,954	100%	155,341	100%
Less allowance for loan losses	(3,127)		(3,120)		(2,640)		(2,166)		(1,953)

Net loans	$211,816		$208,720		$206,371		$171,788		$153,388

        As of December 31, 2009, the real estate loan portfolio constituted 82% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Company has $8.66 million and $7.73 million in outstanding balances of interest-only home equity lines of credit at December 31, 2009 and 2008, respectively.

        During 2009, the balance of loans in the construction and land development category was reduced due to the completion of several major projects that were subsequently moved to the commercial and multi-family mortgage categories, along with the Company increasing the credit standards on these types of loans. Over the past three years, the Company intentionally limited the origination of real estate construction and land development loans, raising credit standards, as management believed the market for projects being financed was becoming overheated.

        Under guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital. The Company monitors the level of construction and land development, and non-owner occupied commercial real estate loans in relation to its total risk-weighted capital on at least a quarterly basis. The banking regulators have established guidance limits of 100% and 300% of total risk-weighted capital for construction and land development, and non-owner occupied commercial real estate loans, respectively. These ratios as of December 31, 2009 were 63.17% for construction and land development loans and 218.84% for non-owner occupied commercial real estate loans. While our level of loans in these areas is below the percentages established in the regulatory guidance, there can be no assurance that we will not be required to maintain higher levels of capital as a result of our concentration of loans.

Maturity and Interest Rate Sensitivity of Loans

        The following table presents the maturities or repricing periods of loans outstanding at December 31, 2009.

	Maturing in
	One year or less		After 1 through 5 years		After 5 years
	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(dollars in thousands)
Real estate-construction and land development	$8,470	$1,462	$5,794	$—	$—	$—	$15,726
Real estate-mortgage	29,252	17,971	99,656	907	12,898	1,405	162,089
Loans to farmers	46	—	—	—	—	—	46
Commercial and industrial loans	14,298	7,398	11,088	—	2,567	—	35,351
Loans to individuals for household, family and other personal expenditures	504	504	593	—	130	—	1,731

Total	$52,570	$27,335	$117,131	$907	$15,595	$1,405	$214,943

Allowance for Loan Losses

        The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses in 2009, 2008 and 2007 were $1.18 million, $935,000 and $491,000, respectively. The increase in the provision for loan losses in 2009 compared to 2008 and 2007 is primarily due to the increase in net charge-offs incurred in 2009 of $1.17 million as compared to $455,000 in 2008 and $17,000 in 2007, in addition to the loan portfolio growth in 2008. During 2009, average loans remained relatively constant at $210.22 million, while average loans increased by $16.77 million during 2008. At December 31, 2009, the allowance for loan losses was $3.12 million or 1.45% of total loans.

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

        The Company follows the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 450 Contingencies and ASC Topic 310 Receivables. This guidance requires that losses be accrued when they are probable of occurring and estimable and requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. This guidance excludes smaller balance and homogeneous loans, which are collectively evaluated for impairment, from impairment reporting. Therefore, the Company has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful or worse, classified as nonaccrual, and troubled debt restructurings may be evaluated for impairment. Slow payment on a loan is considered, by the Company, to only be a minimum delay.

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

        The following table reflects activity in the allowance for loan losses for the periods indicated.

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Average total loans outstanding during year	$210,224	$211,806	$195,040	$162,562	$145,488

Balance at beginning of year	$3,120	$2,640	$2,166	$1,953	$1,503

Recoveries of loans previously charged-off—commercial and industrial	4	10	—	—	—
Loans charged-off—real estate construction	(90)	—	—	—	—
Loans charged-off—commercial real estate	(596)	(76)	—	—	—
Loans charged-off—residential real estate	—	(6)	—	—	—
Loans charged-off—commercial and industrial	(474)	(378)	—	—	—
Loans charged-off—consumer	(12)	(5)	(17)	—	—

Net charge-offs	(1,168)	(455)	(17)	—	—

Provision charged to operating expenses	1,175	935	491	213	450

Balance at end of year	$3,127	$3,120	$2,640	$2,166	$1,953

Ratios of net charge-offs to average loans	0.56%	0.21%	0.01%	0.00%	0.00%

Problem Assets

        The following table reflects the Company's problem assets at the dates indicated. Except as reflected in the table, there were no other interest-bearing assets at December 31, 2009 classifiable as nonaccrual, 90 days past due, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Nonperforming loans:
Nonaccrual—real estate construction	$103	$—	$—	$—	$—
Nonaccrual—real estate mortgage	840	1,103	309	—	—
Nonaccrual—commercial and industrial	—	94	—	36	8
Nonaccrual—consumer	—	—	1	24	—

Total nonperforming loans	$943	$1,197	$310	$60	$8

Foreclosed properties:
Foreclosed properties—residential real estate	495	363	—	—	—

Total foreclosed properties	495	363	—	—	—

Total nonperforming assets	$1,438	$1,560	$310	$60	$8

Nonperforming assets to total loans and foreclosed properties at period end	0.67%	0.74%	0.15%	0.03%	0.01%
Nonperforming assets to total assets at period end	0.56%	0.61%	0.12%	0.03%	0.00%
Allowance for loan losses to nonperforming loans at period end	331.60%	260.65%	851.61%	3,610.00%	24,412.50%

        The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
	2009	% of Loans	2008	% of Loans	2007	% of Loans	2006	% of Loans	2006	% of Loans
	(dollars in thousands)
Real estate-construction and land development	$195	7%	$333	8%	$240	13%	$218	17%	$318	19%
Real estate-mortgage	2,296	75%	2,278	75%	1,774	73%	1,509	67%	1,171	64%
Commercial and industrial loans	617	17%	472	16%	532	13%	400	14%	408	16%
Loans to individuals for household, family and other personal expenditures	19	1%	37	1%	94	1%	39	2%	56	1%

	$3,127	100%	$3,120	100%	$2,640	100%	$2,166	100%	$1,953	100%

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

        Approximately 49.7% and 60.0% of the Company's deposits at December 31, 2009 and 2008 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Time deposits in denominations of $100,000 or more can be more volatile and more expensive than time deposits of less than $100,000. However, because the Bank focuses on relationship banking, and most of these deposits are obtained from the local community, historical experience has been that large time deposits have not been more volatile or significantly more volatile or expensive than smaller denomination certificates. The Company does not have any brokered deposits as of December 31, 2009, 2008 or 2007.

        The following tables provide a summary of the Company's deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2009, 2008, and 2007.

Average Deposits and Average Rate

	December 31,
	2009		2008		2007
	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$36,134	—	$35,009	—	$32,809	—
Interest-bearing demand deposits:
NOW accounts	13,296	0.20%	11,490	0.32%	12,308	0.18%
Money market accounts	45,713	1.17%	40,234	1.86%	34,614	2.79%
Savings accounts	4,398	0.16%	3,966	0.50%	3,095	0.48%
Certificates of deposit:
$100,000 or more	50,483	3.22%	58,214	4.18%	64,855	4.81%
Less than $100,000	71,497	3.08%	72,133	4.12%	68,244	4.71%

Total average deposits	$221,521	3.31%	$221,046	3.32%	$215,925	3.40%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
	2009	2008	2007
	(dollars in thousands)
Maturing in:
3 months or less	$13,247	$10,992	$12,924
Over 3 months through 6 months	5,049	7,989	13,804
Over 6 months through 12 months	9,128	25,471	18,087
Over 12 months	15,328	13,383	15,741

	$42,752	$57,835	$60,556

Borrowings

        For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, which includes federal funds lines of credit to purchase overnight funds from correspondent banks and an unsecured line of credit for Bancorp. The Company also offers retail repurchase agreements, which are securities sold under an agreement to repurchase, which is considered to be a short-term borrowing. There were no retail repurchase agreements outstanding at December 31, 2009, 2008 or 2007. The following table set forth certain information regarding the Company's short-term borrowings at the dates indicated.

Short-Term Borrowings

	2009	2008	2007
	(dollars in thousands)
Total outstanding at year-end	$500	$—	$—
Average amount outstanding during the year	$184	$749	$31
Maximum amount outstanding at any month-end	$500	$4,000	$450
Weighted-average interest rate at year-end	4.25%	—	—
Weighted-average interest rate during the year	4.35%	2.40%	6.45%

        The short-term borrowings at December 31, 2009 consist of an unsecured revolving line of credit borrowing arrangement from an unaffiliated financial institution in the amount of $500,000 at a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25% that matures on July 22, 2010. The Company's unused lines of credit for short-term borrowings totaled $7.50 million and $7.00 million at December 31, 2009 and 2008, respectively. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amounts of $3.50 million and $3.00 million as of December 31, 2009 and 2008, respectively, and an unsecured federal funds line of credit from an unaffiliated financial institution for the Bank in the amount of $4.00 million at December 31, 2009 and 2008.

Long-Term Borrowings

        At December 31, 2009 and 2008, the Company had $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta ("FHLB"). There are two advances in the amounts of $5.00 million each, each bearing interest at a rate of 4.56%, one (1) having a maturity of April 27, 2012 and the other is a convertible advance with a maturity of September 4, 2012, unless called on September 4, 2010, by the FHLB. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's residential mortgage loan portfolio.

Trust Preferred Securities/Junior Subordinated Debentures

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all $186,000 of the common securities. The principal asset of the Trust is $6.186 million of Bancorp's junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust securities. The proceeds from this issuance were used to repay a $450,000 short-term debt obligation that matured in January 2007, capital injections of $4.50 million into the Bank, and the remaining proceeds were used to supplement the Company's capital for continued growth and other general corporate purposes. The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill, after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation. At December 31, 2009, all of the trust preferred securities qualified as Tier 1 capital.

Capital Resources

        The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above that can be recognized as capital for regulatory purposes. The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with a $500,000 outstanding balance as of December 31, 2009, but no outstanding balance as of December 31, 2008. This facility matures on July 22, 2010, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed. The Company does not anticipate any issues with the renewal of this credit facility.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2009 and that the Company would meet such requirements if applicable. See Note 13 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

        As of December 31, 2009, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 13 to the consolidated financial statements. There are no conditions or events since that notification which management believes have changed the Bank's category.

        On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.50 million, through June 30, 2012, or earlier termination of the program by the Board of Directors. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company's shares. As of December 31, 2009, there have been no shares repurchased by the Company.

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

        The Bank's capital ratios significantly exceed the regulatory requirements for well capitalized banks, with its ratios of 12.80% and 11.55% for Total Risk-Based Capital and Tier 1 Capital, respectively, compared to the regulatory minimums of 10.00% and 6.00%. Management of the Company believes that its level of existing capital is adequate to support continued successful implementation of the Company's business plan without the need for government capital assistance, since participation in the Capital Purchase Program also includes certain long-term restrictions and costs, as well as continuing to carry negative public perceptions. In light of regulatory pressures on substantially all banks, and the Company's desire, to maintain capital levels in excess of the minimum requirements for well capitalized status, the Company has relatively little room for asset growth without an additional capital infusion, through borrowing or through the issuance of additional capital stock.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the "COSO" criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009. Management's assessment concluded that there were no material weaknesses within the Company's internal control over financial reporting.

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected or is likely to materially affect, the Company's internal control over financial reporting.

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
Frederick, Maryland

        We have audited the accompanying consolidated balance sheets of Frederick County Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Baltimore, Maryland
February 24, 2010

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
	(dollars in thousands)
Assets
Cash and due from banks	$1,447	$808
Federal funds sold	938	1,091
Interest-bearing deposits in other banks	9,729	14,156

Cash and cash equivalents	12,114	16,055

Investment securities available-for-sale—at fair value	24,077	20,040
Restricted stock	1,566	1,599
Loans	214,943	211,840
Less: Allowance for loan losses	(3,127)	(3,120)

Net loans	211,816	208,720

Bank premises and equipment	4,997	5,221
Accrued interest and other assets	3,989	2,927

Total assets	$258,559	$254,562

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$38,199	$32,740
Interest-bearing deposits	181,113	184,143

Total deposits	219,312	216,883

Short-term borrowings	500	—
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	811	881

Total liabilities	236,809	233,950

Commitments and Contingencies (Notes 9, 16, and 17)
Shareholders' Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,461,802 and 1,460,802 shares issued and outstanding, respectively	15	15
Additional paid-in capital	14,702	14,690
Retained earnings	6,987	5,939
Accumulated other comprehensive income (loss)	46	(32)

Total shareholders' equity	21,750	20,612

Total liabilities and shareholders' equity	$258,559	$254,562

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$13,073	$14,038
Interest and dividends on investment securities:
Taxable	590	769
Tax exempt	239	343
Dividends	49	81
Interest on federal funds sold	2	193
Other interest income	48	56

Total interest income	14,001	15,480

Interest expense:
Interest on deposits	4,400	6,230
Interest on short-term borrowings	8	18
Interest on long-term borrowings	462	464
Interest on junior subordinated debentures	404	404

Total interest expense	5,274	7,116

Net interest income	8,727	8,364
Provision for loan losses	1,175	935

Net interest income after provision for loan losses	7,552	7,429

Noninterest income:
Securities gains	235	26
(Loss) gain on sale of foreclosed properties	(37)	15
Service fees	371	272
Other operating income	206	263

Total noninterest income	775	576

Noninterest expenses:
Salaries and employee benefits	3,729	3,802
Occupancy and equipment expenses	1,288	1,224
Other operating expenses	1,774	1,500

Total noninterest expenses	6,791	6,526

Income before provision for income taxes	1,536	1,479
Provision for income taxes	488	441

Net income	$1,048	$1,038

Basic earnings per share	$0.72	$0.71

Diluted earnings per share	$0.71	$0.69

Basic weighted average number of shares outstanding	1,461,079	1,460,670

Diluted weighted average number of shares outstanding	1,475,068	1,503,372

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2009 and 2008
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance, January 1, 2008	1,460,602	$15	$14,687	$4,901	$(23)	$19,580
Comprehensive income:
Net income				1,038		1,038
Reclassification adjustment for (gains) losses realized, net of income taxes of $10					(16)	(16)
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $4					7	7

Total comprehensive income						1,029
Shares issued under stock option transactions	200		2			2
Excess tax benefit from equity-based awards			1			1

Balance, December 31, 2008	1,460,802	15	14,690	5,939	(32)	20,612
Comprehensive income:
Net income				1,048		1,048
Reclassification adjustment for (gains) losses realized, net of income taxes of $93					(142)	(142)
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $144					220	220

Total comprehensive income						1,126
Shares issued under stock option transactions	1,000		10			10
Compensation expense from stock option transactions			2			2

Balance, December 31, 2009	1,461,802	$15	$14,702	$6,987	$46	$21,750

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2009	2008
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,048	$1,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	334
Deferred income taxes (benefits)	58	(216)
Provision for loan losses	1,175	935
Securities gains	(235)	(26)
Net premium amortization on investment securities	55	—
Loss (gain) on sale of foreclosed property	37	(15)
Provision for foreclosed properties	—	25
(Increase) decrease in accrued interest and other assets	(1,005)	60
Decrease in accrued interest and other liabilities	(100)	(116)

Net cash provided by operating activities	1,353	2,019

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(16,802)	(3,053)
Proceeds from sales of investment securities available-for-sale	8,453	5,040
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	4,620	5,496
Redemptions (purchases) of restricted stock	33	(159)
Net increase in loans	(4,925)	(3,734)
Purchases of bank premises and equipment	(96)	(43)
Proceeds from sale of foreclosed properties	484	465

Net cash (used in) provided by investing activities	(8,233)	4,012

Cash flows from financing activities:
Net increase (decrease) in NOW, money market accounts, savings accounts and noninterest-bearing deposits	23,585	(760)
Net decrease in time deposits	(21,156)	(1,585)
Proceeds from short-term borrowings	500	—
Proceeds from issuance of common stock	10	2
Excess tax benefit from equity-based awards	—	1

Net cash provided by (used in) financing activities	2,939	(2,342)

Net (decrease) increase in cash and cash equivalents	(3,941)	3,689
Cash and cash equivalents—beginning of year	16,055	12,366

Cash and cash equivalents—end of year	$12,114	$16,055

Supplemental cash flow disclosure:
Interest paid	$5,370	$7,180

Income taxes paid	$380	$589

Transfer of loans to foreclosed properties	$654	$—

See Notes to Consolidated Financial Statements.

 FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.    Nature of Operations and Significant Accounting Policies:

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the State of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties. The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp). See Note 8 for additional disclosures for the subsidiary trust.

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

        The Company has evaluated subsequent events for potential recognition and/or disclosure through February 24, 2010, the date the consolidated financial statements were included in this Form 10-K.

Principles of consolidation:

        The accompanying consolidated financial statements include the accounts of the Company and the Bank.

        The Company also has an investment in FCBI Statutory Trust I, a statutory trust that is not consolidated in accordance with Accounting Standards Codification ASC Topic 810 Consolidation. See Note 8.

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

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is based on two basic principles of accounting: (i) ASC Topic 450 Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC Topic 310 Receivables, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, if such loans are considered to be collateral dependent and in the process of collection, or the present value of future cash flows, or the loan's value as observable in the secondary market. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

        Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Fair value measurements:

        The Company follows the guidance of ASC Topic 825 Financial Instruments and ASC Topic 820 Fair Value Measurements and Disclosures. This guidance permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell and asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

	Years Ended December 31,
	2009	2008
	(dollars in thousands, except per share amounts)
Net income	$1,048	$1,038

Basic earnings per share	$0.72	$0.71

Diluted earnings per share	$0.71	$0.69

Basic weighted average number of shares outstanding	1,461,079	1,460,670
Effect of dilutive securities—stock options	13,989	42,702

Diluted weighted average number of shares outstanding	1,475,068	1,503,372

Transfers of financial assets:

        The Company accounts for transfers and servicing of financial assets in accordance with ASC Topic 860 Transfers and Servicing. Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Valuation of long-lived assets:

        The Company accounts for the valuation of long-lived assets under ASC Topic 360 Property, Plant and Equipment. This guidance requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell.

Segment reporting:

        ASC Topic 280 Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-makers use consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued new guidance under ASC Topic 805 Business Combinations. This guidance is for business combinations which the acquisition date is on or after December 15, 2008. These business combinations use "acquisition accounting" which recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. The Company adopted this new guidance effective March 31, 2009, and adoption did not have a material impact on the Company's consolidated financial statements.

        The FASB issued new guidance under ASC Topic 810 Consolidation for guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent's equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this guidance effective March 31, 2009, and adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

        The FASB issued new guidance under ASC Topic 815 Derivatives and Hedging for guidance regarding disclosures for derivatives. This guidance requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of this new guidance, effective January 1, 2009, did not have a material impact on the consolidated financial statements.

        The FASB issued new guidance under ASC Topic 260 Earnings per Share for guidance regarding earnings per share which requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted this guidance effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

        The FASB issued new guidance under ASC Topic 820 Fair Value Measurements and Disclosure for guidance regarding the application of fair value accounting to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The Company adopted this guidance effective September 30, 2009, and adoption did not have a material effect on consolidated results of operations.

        The FASB issued new guidance under ASC Topic 855 Subsequent Events for guidance regarding subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Company adopted this guidance effective September 30, 2009, and adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

        The FASB issued new guidance under ASC Topic 860 Transfers and Servicing for guidance on the transfer and servicing of financial assets. This guidance eliminates the concept of a "qualifying special-purpose entity" from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities, to qualifying special-purpose entities. This guidance is effective at the beginning of a reporting entity's first fiscal year that begins after November 15, 2009. The Company does not anticipate that its adoption would have a material impact on the Company's consolidated financial condition or results of operations.

        The FASB issued new guidance under ASC Topic 810 Consolidation for guidance on the consolidation of variable interest entities. This amends the original guidance, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE. Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. It is effective at the beginning of a company's first fiscal year that begins after November 15, 2009. The Company does not anticipate that its adoption would have a material impact on the Company's consolidated financial condition or results of operations.

Note 2.  Compensating Balances:

        Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $750,000 and $60,000 at December 31, 2009 and 2008, respectively. In addition, for the reserve maintenance period in effect at December 31, 2009 and 2008, the Company was required to maintain balances of $350,000 with the Federal Reserve Bank.

Note 3.  Investments:

        The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2009 and 2008 are as follows:

Available-for-sale

December 31, 2009

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$490	$3	$—	$493
Due after one year through five years	1,391	29	5	1,415
Due after five years through ten years	497	29	—	526

	2,378	61	5	2,434

States and political subdivisions:
Due after five years through ten years	910	2	3	909
Due after ten years	6,935	35	28	6,942

	7,845	37	31	7,851

Mortgage-backed debt securities	13,478	83	69	13,492
Equity securities	300	—	—	300

	$24,001	$181	$105	$24,077

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$2,283	$20	$1	$2,302
Due after five years through ten years	645	5	—	650

	2,928	25	1	2,952

States and political subdivisions:
Due after five years through ten years	405	—	13	392
Due after ten years	5,281	15	202	5,094

	5,686	15	215	5,486

Mortgage-backed debt securities	11,178	166	42	11,302
Equity securities	300	—	—	300

	$20,092	$206	$258	$20,040

        Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$870	$5	$—	$—	$870	$5
State and political subdivisions	4,112	28	152	3	4,264	31
Mortgage-backed debt securities	7,233	69	—	—	7,233	69

Total temporarily impaired securities	$12,215	$102	$152	$3	$12,367	$105

        As of December 31, 2009, management does not have the intent to sell any of the securities in the above table and believes that it is more likely than not that the Company will not have to sell any such securities before maturity or recovery of their amortized cost.

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

        The bonds in an unrealized loss position at December 31, 2009 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, one (1) is a U.S. Government agency issued bond (the Federal Home Loan Bank) rated AAA by Standard and Poor's, seven (7) are government sponsored enterprise issued bonds (Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and eleven (11) municipal bonds rated by Standard and Poor's or Moody's are as follows: two (2) rated AAA, one (1) rated A+, four (4) rated A1, one (1) rated A3, and three (3) not rated.

        Included in the investment portfolio at December 31, 2009 and 2008 are securities carried at $939,000 and $4,331,000, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

        Gross gains of $235,000 and $26,000 in 2009 and 2008, respectively, were realized from sales of investment securities available-for-sale.

Restricted Stock

        The following table shows the amounts of restricted stock as of December 31, 2009 and 2008:

	2009	2008
	(dollars in thousands)
Federal Home Loan Bank of Atlanta	$952	$1,000
Federal Reserve Bank	574	559
Atlantic Central Bankers Bank	40	40

	$1,566	$1,599

Note 4.  Loans and Allowance for Loan Losses:

        Loans consist of the following at December 31, 2009 and 2008:

	2009	2008
	(dollars in thousands)
Real estate loans:
Construction and land development	$15,726	$17,049

Real estate—mortgage loans:
Secured by 1 to 4 family residential properties	36,369	36,986
Secured by multi-family (5 or more) residential properties	12,348	8,856
Secured by commercial properties	106,378	105,637
Secured by farm land	6,995	6,747

Total real estate—mortgage loans	162,090	158,226

Loans to farmers	46	48
Commercial and industrial loans	35,351	34,779
Loans to individuals for household, family and other personal expenditures	1,730	1,738

Total loans	214,943	211,840
Less allowance for loan losses	(3,127)	(3,120)

Net loans	$211,816	$208,720

        Transactions in the allowance for loan losses for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(dollars in thousands)
Balance at beginning of year	$3,120	$2,640
Provision charged to operating expenses	1,175	935
Recoveries of loans previously charged-off	4	10

	4,299	3,585
Loans charged-off	(1,172)	(465)

Balance at end of year	$3,127	$3,120

        Information concerning the Company's recorded impaired loans and related interest income as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(dollars in thousands)
Impaired loans with related allowance	$4,982	$2,297
Specific allocation of allowance	$600	$631
Impaired loans with no related allowance	$7,968	$—

        At December 31, 2009 and 2008, nonaccrual loans are $943,000 and $1,197,000, respectively. The Company did not have any loans that were 90 days or more past due that were still accruing interest as of December 31, 2009 or 2008.

	2009	2008
	(dollars in thousands)
Average recorded investment in impaired loans	$11,754	$1,197
Interest income recognized on nonaccrual impaired loans based on cash payments received	$—	$72

        Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. Interest income forgone on nonaccrual loans at December 31, 2009 and 2008 amounted to $78,000 and $26,000, respectively.

Note 5.  Bank Premises and Equipment:

        Bank premises and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(dollars in thousands)
Land	$1,924	$1,924
Buildings	2,277	2,287
Furniture and equipment	2,025	2,019
Leasehold improvements	446	442

	6,672	6,672
Less accumulated depreciation and amortization	(1,675)	(1,451)

	$4,997	$5,221

        Depreciation and amortization charged to operations amounted to $320,000 in 2009 and $334,000 in 2008.

Note 6.  Deposits:

        Certificates of deposit and other time deposits issued in denominations of $100,000 or more totaled $42,752,000 and $57,835,000 at December 31, 2009 and 2008, respectively, and are included in interest-bearing deposits in the balance sheet.

        At December 31, 2009, the maturity distribution of certificates of deposit are as follows:

Maturing in:	Certificates of Deposit
(dollars in thousands)
2010	$73,667
2011	26,725
2012	2,657
2013	496
2014	5,482

$109,027

        Interest on deposits for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
	(dollars in thousands)
NOW accounts	$27	$37
Savings accounts	7	20
Money market accounts	537	752
Certificates of deposit $100,000 and over	2,201	2,440
Certificates of deposit under $100,000	1,628	2,981

	$4,400	$6,230

Note 7.  Borrowings:

        During 2009 and 2008, the Company had no sales of securities under agreements to repurchase the same securities.

Short-term borrowings:

	2009	2008
	(dollars in thousands)
Total outstanding at year-end	$500	$—
Average amount outstanding during the year	$184	$749
Maximum amount outstanding at any month-end	$500	$4,000
Weighted-average interest rate at year-end	4.25%	—
Weighted-average interest rate during the year	4.35%	2.40%

        The Company's unused lines of credit for short-term borrowings totaled $7,500,000 and $7,000,000 at December 31, 2009 and 2008, respectively. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amounts of $3,500,000 and $3,000,000 as of December 31, 2009 and 2008, respectively, and an unsecured federal funds line of credit from an unaffiliated financial institution for the Bank in the amount of $4,000,000 at December 31, 2009 and 2008.

Long-Term Borrowings

        The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") in the amount of $18,000,000, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio and certain commercial real estate loans. At December 31, 2009 and 2008, the Company had $10,000,000 in borrowings under this credit facility from the FHLB. There are two convertible advances in the amounts of $5,000,000 each, which are both at a rate of 4.56%, with maturity dates of April 27, 2012 and September 4, 2012, unless called earlier on September 4, 2010, by the FHLB.

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

Note 9.  Leasing Arrangements:

        The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to July 2013. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 16 for a discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods under these leases at December 31, 2009 is outlined below:

Years ending December 31	Total
(dollars in thousands)
2010	$301
2011	284
2012	258
2013	267
2014	275
Later years	1,491

$2,876

        Rent expense included in occupancy and equipment expenses amounted to $387,000 in 2009 and $336,000 in 2008.

Note 10.  Employee Benefit Plans:

401(k) profit sharing plan:

        The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company has the discretion to make matching contributions of 100% of the employee's contributions up to 4% of the employee's salary. In 2009 and 2008, the Company made matching contributions of 100%. In April 2009, the Company suspended the matching contribution for the remainder of 2009. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

        The Company expensed contributions to the Plan in the amounts of $30,000 in 2009 and $115,000 in 2008.

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

        No amounts have been deferred or were expensed under this Plan in the accompanying consolidated statements of income for 2009 or 2008.

Stock-based compensation plan:

        The 2001 Plan provides that 260,000 shares of the Company's common stock will be reserved for the granting of both incentive stock options (ISO) and non-incentive stock options (NQSO) to purchase these shares. At December 31, 2009, there are 123,540 shares remaining that are reserved for future grants under this plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

        The following is a summary of transactions in the Plan during the years ended December 31, 2009 and 2008.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2007	128,010	$10.00

Exercised	200	10.00
Terminated	—	—
Granted	—	—

Balance at December 31, 2008	127,810	$10.00

Exercised	1,000	10.00
Terminated	—	—
Granted	3,000	10.75

Balance at December 31, 2009	129,810	$10.02

Exercisable at December 31, 2009	127,710	$10.01

        As noted in the table above, there were 3,000 options granted in 2009 and no options granted in 2008. All prior grants were fully vested and exercisable as of December 31, 2007. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award. That cost will be recognized over the vesting period of the award. Stock-based compensation expense related to stock options for the year ended December 31, 2009 was $3,000. As of December 31, 2009, there was $6,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed over the next two years.

        The weighted-average fair value of options granted in the year ended December 31, 2009 was $2.97 and was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions.

December 31,	2009
Risk free interest rate of return	3.85%
Expected option life (months)	120
Expected volatility	25%
Expected dividends	2.50%

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The expected volatility is based on historic volatility. The dividend yield assumption is based on the Company's expectation of dividend payouts.

        The 129,810 options outstanding as of December 31, 2009, have an aggregate intrinsic value, which is the amount that the market value of the underlying stock exceeds the exercise price of the option, of $97,000. The aggregate intrinsic value of the options exercised in 2009 and 2008 amounted to $1,000 and $2,000, respectively.

        At December 31, 2009 and 2008, the 129,810 and 127,810 options issued and outstanding, respectively, had exercise prices and weighted-average remaining contractual lives as follows:

December 31,	2009	2008
Exercisable options:
Options outstanding	127,710	127,810
Weighted-average exercise price	$10.01	$10.00
Weighted-average remaining contractual life (months)	23	34
Unexercisable options:
Options outstanding	2,100	—
Weighted-average exercise price	$10.75	—
Weighted-average remaining contractual life (months)	120	—

Note 11.  Income Taxes:

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,115	$1,190
Unrealized loss on securities available-for-sale	—	21
Other	46	35

Total deferred tax assets	1,161	1,246

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(30)	—
Depreciation	(92)	(99)

Total deferred tax liabilities	(122)	(99)

Net deferred tax assets	$1,039	$1,147

        A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(dollars in thousands)
Income before income tax	$1,536	$1,479
Tax rate	34%	34%

Income tax at statutory rate	522	503
Increases (decreases) in tax resulting from:
Tax exempt interest income	(126)	(135)
State income taxes, net of federal income tax benefit	92	62
Other	—	11

Provision for income taxes	$488	$441

        Significant components of the provision for income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(dollars in thousands)
Taxes currently payable:
Federal	$306	$485
State	125	172

	431	657

Deferred tax expense (benefit):
Federal	45	(146)
State	12	(70)

	57	(216)

Total	$488	$441

Note 12.  Noninterest Expenses:

        Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2009 and 2008 include the following:

	2009	2008
	(dollars in thousands)
Salaries	$3,260	$3,296
Deferred personnel costs	(74)	(105)
Payroll taxes	233	234
Employee insurance	239	220
Other employee benefits	71	157
Depreciation	321	334
Rent, net	387	331
Utilities	104	100
Repairs and maintenance	234	223
ATM expenses	104	103
Other occupancy and equipment expenses	138	133
Postage and supplies	64	67
Data processing	411	365
Advertising and promotion	175	266
Provision for foreclosed properties	—	25
FDIC Insurance	486	160
Legal	31	18
Insurance	48	55
Consulting	30	13
Courier	16	19
Audit fees	76	187
Other	437	325

	$6,791	$6,526

Note 13.  Shareholders' Equity:

Restrictions on dividends:

        The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits. At December 31, 2009, the Bank was limited from paying dividends to Bancorp in excess of $4,368,000, and by the requirement to meet certain capital ratios. The Bank did not pay any dividends to Bancorp in 2009 or 2008.

Restrictions on lending from subsidiary to parent:

        Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2009 and 2008.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2009 and 2008.

        As of December 31, 2009, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios at December 31, 2009 and 2008 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$30,636	13.06%	$18,767	8.00%	N/A	N/A
Bank	$29,907	12.80%	$18,688	8.00%	$23,360	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$27,704	11.81%	$9,384	4.00%	N/A	N/A
Bank	$26,987	11.55%	$9,344	4.00%	$14,016	6.00%
Tier 1 Capital (to Average Assets):
Company	$27,704	10.53%	$10,522	4.00%	N/A	N/A
Bank	$26,987	10.24%	$10,545	4.00%	$13,181	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$29,517	12.84%	$18,387	8.00%	N/A	N/A
Bank	$28,504	12.43%	$18,348	8.00%	$22,936	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$26,644	11.59%	$9,194	4.00%	N/A	N/A
Bank	$25,637	11.18%	$9,174	4.00%	$13,761	6.00%
Tier 1 Capital (to Average Assets):
Company	$26,644	10.31%	$10,338	4.00%	N/A	N/A
Bank	$25,637	9.94%	$10,319	4.00%	$12,899	5.00%

Note 14.  Fair Value Measurements:

        The FASB issued new guidance under ASC Topic 825 Financial Instruments. This Statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes must be recorded in earnings. The Company adopted this guidance as of January 1, 2008 and it did not have a material impact on its financial position or results of operations.

        Simultaneously with the adoption of ASC Topic 825, the Company adopted ASC Topic 820 Fair Value Measurements and Disclosures, effective January 1, 2008. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this guidance are described below.

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

        The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by this guidance, the Company does not adjust the quoted price for such instruments.

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

        The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of December 31, 2009.

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Securities available for sale	$24,077	$—	$24,077	$—

        The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2009.

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Other real estate owned	$495	$—	$—	$495
Impaired loans	$12,950	$—	$—	$12,950

        The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

	Foreclosed Properties	Impaired Loans
	(dollars in thousands)
Balance at December 31, 2008	$363	$2,297

Total net gains (losses) for the year included in:
Gain on sale of foreclosed properties	(37)	—
Other comprehensive gain (loss)	—	—
Purchases and sales, net	—	—
Net transfers in (out)	169	10,653

Balance at December 31, 2009	$495	$12,950

Note 15.  Fair Value of Financial Instruments:

        In accordance with the disclosure requirements of ASC Topic 825 Financial Instruments, the estimated fair values of the Company's financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$12,114	$12,114	$16,055	$16,055
Investment securities available-for-sale	24,077	24,077	20,040	20,040
Restricted stock	1,566	1,566	1,599	1,599
Net loans	211,816	212,777	208,720	207,678
Accrued interest receivable	871	871	821	821
Financial Liabilities
Deposits	$219,312	$224,694	$216,883	$223,718
Short-term borrowings	500	500	—	—
Long-term borrowings	10,000	10,695	10,000	10,914
Junior subordinated debentures	6,186	5,960	6,186	6,048
Accrued interest payable	194	194	290	290

        The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2009 and 2008:

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

Note 16.  Transactions with Related Parties:

Loans:

        In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their affiliates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2009 and 2008 is as follows:

(dollars in thousands)
Balance, December 31, 2007	$1,782

New loans	426
Repayments	(285)

Balance, December 31, 2008	1,923

New loans	1,684
Repayments	(207)

Balance, December 31, 2009	$3,400

Lease agreement:

        The Company entered into a lease in July 2003 for approximately 3,800 square feet of office space owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 10, 2003 and will expire on July 10, 2011. Under this lease, monthly payments for the period July 10, 2009 to July 9, 2010 are $4,978. Subsequent twelve-month periods are subject to a five percent increase.

        The Company entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above. The lease term commenced on February 1, 2005 and will expire on January 31, 2015. Under this lease, monthly payments for the period February 1, 2009 to January 31, 2010 are $3,138. Subsequent twelve-month periods are subject to a five percent increase.

        The Company also entered into a lease in August 2008 for approximately 2,972 square feet of office space with the same limited liability company mentioned above. The lease term commenced on August 1, 2008 and will expire on July 31, 2013. Under this lease, monthly payments through July 2010 are $3,839 with subsequent twelve-month periods subject to a three percent increase.

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

        The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2009 and 2008 were as follows:

	2009	2008
	Contractual Amount	Contractual Amount
	(dollars in thousands)
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$32,123	$29,751
Standby letters of credit	2,732	3,707

Total	$34,855	$33,458

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

Note 18.  Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	Years Ended December 31,
	2009	2008
	(dollars in thousands)
Assets
Cash	$294	$724
Receivable from subsidiaries	74	77
Investment securities available-for-sale-at-fair value	300	300
Investment in banking subsidiary	27,033	25,605
Investment in other subsidiary	851	186

Total assets	$28,552	$26,892

Liabilities and Shareholders' Equity
Payable to subsidiaries	$2	$—
Short-term borrowings	500	—
Junior subordinated debentures	6,186	6,186
Other liabilities	114	94

Total liabilities	6,802	6,280

Common stock	15	15
Additional paid-in capital	14,702	14,690
Retained earnings	6,987	5,939
Accumulated other comprehensive income (loss)	46	(32)

Total shareholders' equity	21,750	20,612

Total liabilities and shareholders' equity	$28,552	$26,892

Statements of Income

	Years Ended December 31
	2009	2008
	(dollars in thousands)
Dividend income	$12	$12
Interest income	9	41

Total income	21	53

Expenses:
Interest on short-term borrowings	8	—
Interest on junior subordinated debentures	404	404
Other	61	51

Total expenses	473	455

Loss before provision for income taxes and equity in undistributed earnings of subsidiaries	(452)	(402)
Provision for income tax benefits	(154)	(137)

Loss before equity in undistributed earnings of subsidiaries	(298)	(265)
Equity in undistributed earnings of subsidiaries	1,346	1,303

Net income	$1,048	$1,038

Statements of Cash Flows

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,048	$1,038
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,346)	(1,303)
Decrease (increase) in receivable from subsidiaries	3	(20)
Increase in payable to subsidiaries	2	—
Increase in other liabilities	23	51

Net cash used in operating activities	(270)	(234)

Cash flows from investing activities:
Investment in banking subsidiary	—	(500)
Investment in other subsidiary	(670)	—

Net cash used in financing activities	(670)	(500)

Cash flows from financing activities:
Proceeds from short-term borrowings	500	—
Proceeds from issuance of common stock	10	2
Excess tax benefit from equity-based awards	—	1

Net cash provided by provided by financing activities	510	3

Net decrease in cash	(430)	(731)
Beginning cash	724	1,455

Ending cash	$294	$724

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

        The Bancorp also has a direct subsidiary called FCBI Statutory Trust I. In addition, Bancorp has a direct subsidiary called FCB Holdings, Inc. and an indirect subsidiary called FCB Hagerstown, LLC, both of which are for the purpose of holding and managing problem loans and foreclosed real estate. See Note 8 to the consolidated financial statements for additional disclosures for FCBI Statutory Trust I.

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

  •
  Commercial real estate loans on income producing properties with an emphasis on adequate debt service coverage and liquidity. Other criteria include satisfactory loan to value ratios as determined by valuations from recognized appraisers. Loans will be made primarily at variable rates, with fixed rates in the one to five year range, with maturities normally no longer than five to ten years;

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

        Source of Business.    Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Bank's business development strategies. The Bank provides services from its centrally located main office in Frederick, Maryland, one branch on both the north and south sides of Frederick, Maryland, along with its branch in Walkersville, Maryland, which it believes complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank's offices. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Bank plans to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

        The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank's customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

        Location and Market Area.    The headquarters for Bancorp and the Bank is located at 9 North Market Street, Frederick, Maryland 21701, in downtown Frederick. The Bank's main banking office is located at 30 West Patrick Street, Frederick, Maryland and has two branches located in Frederick, Maryland, one at 198 Thomas Johnson Drive, and the second at 6910 Crestwood Boulevard. The third branch is located in Walkersville, Maryland at 200 Commerce Drive. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past seven years. The Bank is one of two commercial banks based in Frederick County that have been organized since 1989, both of which have their headquarters in the City of Frederick. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

        Frederick County, located in central Maryland, had a 2008 population of approximately 233,000. This represented an increase of 5.6% from 2005. The population of Frederick County is anticipated to continue to grow, to approximately 266,000 in 2015 and 288,000 in 2020. The City of Frederick has experienced similar population growth, resulting in a 2008 population of approximately 62,000.

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

Employees

        At February 1, 2010, the Company employed sixty-five (65) persons on a full-time basis, two (2) of which are executive officers, and eight (8) persons on a part time basis. None of the Company's employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long-term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

Properties

        The main office of the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which expires in July 2011, at a current annual rent of

$95,833; subject to annual increases of 3% per year, plus additional rent relating to common area fees and taxes. The Company has one 5-year renewal option.

        The Antietam branch is located at 198 Thomas Johnson Drive, Frederick, Maryland and consists of 3,168 square feet in a 75,000 square foot building. The property is occupied under a five (5)-year lease, which expires in May 2012, at a current annual rent of $58,872; plus additional rent relating to common area fees and taxes. The Company has two 5-year renewal options.

        The Company leases approximately 3,800 square feet of office space located at 7 North Market Street, 2nd floor, Frederick, Maryland, used for the Company's operations center, in a building owned by a limited liability company owned by three shareholders/directors. The lease term will expire in July 2011. Pursuant to this lease, the current annual payments are $61,231 and are subject to annual increases of 5% per year. The Company has one 3-year renewal option.

        The Company leases approximately 2,418 square feet of office space at 9 North Market Street, Frederick, Maryland, which it uses as the headquarters location for the Bancorp and the Bank, with the same limited liability company mentioned above. The lease will expire in January 2015. Pursuant to this lease, the current annual payments are $38,687 and are subject to annual increases of 3% per year. The Company has one 1-year renewal option.

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

Supervision and Regulation

        Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, Bancorp is required to furnish to the Federal Reserve annual and semi-annual reports of its operations and additional information and reports. Bancorp is also subject to regular examination by the Federal Reserve.

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

        The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of Bancorp or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A presumption of control arises under the Change in Bank Control Act where a person controls 10% or more of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, such as the Company.

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

        In addition to being a bank holding company, Bancorp has also been designated a financial holding company, and as such, under federal banking law, may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies and financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve. As of December 31, 2009, the Company was not conducting any activity for which the financial holding company designation is a prerequisite.

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

        The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

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

        The forgoing capital requirements represent minimum requirements. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and costs of borrowing, and could result in additional or more sever enforcement actions.

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

        A "critically undercapitalized institution" is required to be placed in conservatorship or receivership within 90 days unless the appropriate federal regulator, with the concurrence of the FDIC, formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the bank except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

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

        A result of the volatility and instability in the financial system during 2008 and 2009, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company's business and results of operations. The Company did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or Federal Reserve.

        FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution's assessment base for institution's in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV. The levels of rates are subject to periodic adjustment by the FDIC. Depository institutions will also pay premiums for the increased coverage provided by the FDIC.

        Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009. For the second quarter of 2009 and beyond, the FDIC established further changes in rates, and introduced three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The schedule for base assessment rates and potential adjustment is set forth in the following table. During 2010, there has been discussion of increasing, or eliminating, the statutory cap on the level of the Deposit Insurance Fund, which may result in continuing premium obligations even after the fund is recapitalized.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12 - 16	22	32	45
Unsecured Debt Adjustment (added)	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	43 to 77.5

        The FDIC also imposed a special FDIC insurance assessment of 5 basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution's assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future.

        Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through June 30, 2010. Until December 31, 2009, the Bank was required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. During 2010, the fee will be 15 to 25 basis points, depending on the institution's risk category.

Market for Common Stock and Dividends

        Market for Common Stock.    Our common stock is not traded on any organized exchange, including The NASDAQ Stock Market. As of December 31, 2009, two market makers offered to make a market in the common stock in the over the counter "bulletin board" market under the symbol "FCBI". The common stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the common stock during each calendar quarter for 2009 and 2008. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2009, there were 1,461,802 shares of common stock outstanding, held by approximately 650 shareholders of record.

	2009		2008
Quarter	High Bid	Low Bid	High Bid	Low Bid
First	$16.00	$10.25	$22.55	$19.50
Second	$12.00	$11.75	$21.25	$20.00
Third	$12.00	$9.00	$20.00	$18.00
Fourth	$13.75	$10.00	$18.00	$13.35

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

        Issuer Repurchases of Securities During the Fourth Quarter of 2009.    The following table provides information on the Company's purchase of its common stock during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1-31, 2009	—	N/A	—	—
November 1-30, 2009	—	N/A	—	—
December 1-31, 2009	—	N/A	—	146,000	(2)

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	129,810	$10.02	123,540
Equity compensation plans not approved by security holders	0	N/A	0
Total	129,810	$10.02	123,540

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

Tuesday, April 13, 2010—7:00 p.m.
Dutch's Daughter
581 Himes Avenue
Frederick, MD 21703

Transfer Agent

Registrar & Transfer Company
10 Commerce Drive
Cranford, NJ 07016
1-800-368-5948

Market Makers

RBC Wealth Management
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

Availability of 10-K Report

        The annual report on Form 10-K filed with the Securities and Exchange Commission is available without charge upon written request to:

  William R. Talley, Jr.
  Executive Vice President and Chief Financial Officer
  Frederick County Bancorp, Inc.
  7 North Market Street
  Frederick, Maryland 21701

Internet Access to Company Documents

        The Company provides access to its filings with the Securities and Exchange Commission at www.fcbmd.com. After accessing the web site, the filings are available upon selecting "About FCB" and then "Investor Relations." Reports available include the annual report on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

Principal Affiliate

Balance Sheet

	December 31, 2009
	Assets		Liabilities and Equity
	(Dollars in thousands)
Frederick County Bank	Cash and due from banks	$1,447	Total deposits	$219,769
9 North Market Street	Earning assets	250,953	Long-term borrowings	10,000
Frederick, MD 21701 301-620-1400	Allowance for loan losses	(3,127)	Accrued interest and other liabilities	769
Four Offices	Other assets	8,298	Shareholders' equity	27,033

	Total assets	$257,571	Total liabilities and shareholders' equity	$257,571

	Net income	$1,346

Exhibits and Financial Statement Schedules.

        The following financial statements are included in this report:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets at December 31, 2009 and 2008

    Consolidated Statements of Income for the years ended December 31, 2009 and 2008

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2009 and 2008

    Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

    Notes to Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
4(b)	Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators(3)
4(c)	Guarantee Agreement dated as of dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank filed herewith
11	Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the consolidated financial statements for the year ended December 31, 2009.
21	Subsidiaries of the Registrant
23(a)	Consent of Stegman & Company
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(4)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (no. 333-111761).

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2009.

(6)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2009.

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

FREDERICK COUNTY BANCORP, INC.
DATE: February 24, 2010	By:	/s/ MARTIN S. LAPERA Martin S. Lapera President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010.

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