Form 10-Q
period 2010-06-30
FREDERICK COUNTY BANCORP INC
filed 2010-08-09
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,474,482 shares of Common Stock outstanding as of July 31, 2010. The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2010 was approximately $12.9 million.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$1,557	$1,447
Federal funds sold	1,173	938
Interest-bearing deposits in other banks	36,261	9,729
Cash and cash equivalents	38,991	12,114
Investment securities available-for-sale at fair value	35,318	24,077
Restricted stock	1,566	1,566
Loans	217,307	214,943
Less: Allowance for loan losses	(3,139)	(3,127)
Net loans	214,168	211,816
Bank premises and equipment	4,989	4,997
Other assets	3,826	3,989
Total assets	$298,858	$258,559

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$42,276	$38,199
Interest-bearing deposits	215,923	181,113
Total deposits	258,199	219,312
Short-term borrowings	500	500
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,019	811
Total liabilities	275,904	236,809

Shareholders’ Equity
Common stock, per share par value $.01; 10,000,000 shares authorized; 1,474,482 and 1,461,802 shares issued and outstanding	15	15
Additional paid-in capital	15,015	14,702
Retained earnings	7,633	6,987
Accumulated other comprehensive income	291	46
Total shareholders’ equity	22,954	21,750
Total liabilities and shareholders’ equity	$298,858	$258,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest income:
Interest and fees on loans	$3,378	$3,230	$6,667	$6,443
Interest and dividends on investment securities:
Interest — taxable	158	156	273	328
Interest — tax exempt	79	58	159	116
Dividends	13	12	25	23
Interest on federal funds sold	1	—	1	1
Other interest income	16	12	24	21
Total interest income	3,645	3,468	7,149	6,932
Interest expense:
Interest on deposits	805	1,165	1,551	2,414
Interest on short-term borrowings	6	—	11	—
Interest on long-term borrowings	115	115	229	229
Interest on junior subordinated debentures	101	101	202	202
Total interest expense	1,027	1,381	1,993	2,845
Net interest income	2,618	2,087	5,156	4,087
Provision for loan losses	200	200	600	600
Net interest income after provision for loan losses	2,418	1,887	4,556	3,487
Noninterest income:
Securities gains	84	117	84	117
Loss on sale of foreclosed properties	—	—	—	(32)
Service fees	93	85	184	169
Other operating income	54	49	100	105
Total noninterest income	231	251	368	359
Noninterest expense:
Salaries and employee benefits	1,279	911	2,339	1,890
Occupancy and equipment expenses	303	328	627	659
Other operating expenses	492	543	943	916
Total noninterest expense	2,074	1,782	3,909	3,465
Income before provision for income taxes	575	356	1,015	381
Provision for income tax expense	237	117	369	97
Net income	$338	$239	$646	$284
Basic earnings per share	$0.23	$0.16	$0.44	$0.19
Diluted earnings per share	$0.23	$0.16	$0.44	$0.19
Basic weighted average number of shares outstanding	1,471,846	1,460,802	1,466,852	1,460,802
Diluted weighted average number of shares outstanding	1,485,222	1,481,786	1,477,650	1,478,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, (dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, April 1, 2009	1,460,802	$15	$14,690	$5,984	$104	$20,793
Comprehensive income:
Net income	—	—	—	239	—	239
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $9	—	—	—	—	(14)	(14)
Reclassification adjustment for (gains) losses realized, net of income taxes of $46					(71)	(71)
Total Comprehensive income	—	—	—	—	—	154
Balance, June 30, 2009	1,460,802	$15	$14,690	$6,223	$19	$20,947
Balance, April 1, 2010	1,461,802	$15	$14,704	$7,295	$62	$22,076
Comprehensive income:
Net income	—	—	—	338	—	338
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $182	—	—	—	—	280	280
Reclassification adjustment for (gains) losses realized, net of income taxes of $33	—	—	—	—	(51)	(51)
Total Comprehensive income	—	—	—	—	—	567
Shares issued under stock option transactions	12,680	—	127	—	—	127
Compensation expense from stock option transactions	—	—	184	—	—	184
Balance, June 30, 2010	1,474,482	$15	$15,015	$7,633	$291	$22,954

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended June 30, (dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2009	1,460,802	$15	$14,690	$5,939	$(32)	$20,612
Comprehensive income:
Net income	—	—	—	284	—	284
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $79	—	—	—	—	122	122
Reclassification adjustment for (gains) losses realized, net of income taxes of $46					(71)	(71)
Total Comprehensive income	—	—	—	—	—	335
Balance, June 30, 2009	1,460,802	$15	$14,690	$6,223	$19	$20,947
Balance, January 1, 2010	1,461,802	$15	$14,702	$6,987	$46	$21,750
Comprehensive income:
Net income	—	—	—	646	—	646
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $193	—	—	—	—	296	296
Reclassification adjustment for (gains) losses realized, net of income taxes of $33	—	—	—	—	(51)	(51)
Total Comprehensive income	—	—	—	—	—	891
Shares issued under stock option transactions	12,680	—	127	—	—	127
Compensation expense from stock option transactions	—	—	186	—	—	186
Balance, June 30, 2010	1,474,482	$15	$15,015	$7,633	$291	$22,954

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$646	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	165
Deferred income taxes	17	58
Provision for loan losses	600	600
Securities gains	(84)	(117)
Net premium amortization on investment securities	154	5
Stock option compensation expense	154	—
Loss on sale of foreclosed properties	—	32
Decrease in accrued interest and other assets	147	554
Increase in accrued interest and other liabilities	48	31
Net cash provided by operating activities	1,834	1,612
Cash flows from investing activities:
Purchases of investment securities available for sale	(17,499)	—
Proceeds from sales of investment securities available for sale	2,779	4,115
Proceeds from maturities, prepayments and calls investment securities available for sale	3,813	1,663
Net redemptions of restricted stock	—	33
Net (increase) decrease in loans	(2,952)	3,866
Purchases of bank premises and equipment	(144)	(36)
Proceeds from sale of foreclosed properties	—	331
Net cash (used in) provided by investing activities	(14,003)	9,972
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	20,726	8,703
Net increase (decrease) in time deposits	18,161	(5,396)
Proceeds from issuance of common stock	127	—
Excess tax benefit from equity-based awards	32	—
Net cash provided by financing activities	39,046	3,307
Net increase in cash and cash equivalents	26,877	14,891
Cash and cash equivalents — beginning of period	12,114	16,055
Cash and cash equivalents — end of period	$38,991	$30,946
Supplemental cash flow disclosures:
Interest paid	$2,003	$2,877
Income taxes paid	$269	$230

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance under ASC Topic 860 Transfers and Servicing, also known as Accounting Standards Update (“ASU”) 2009-16, for guidance on the transfer and servicing of financial assets.  This guidance eliminates the concept of a “qualifying special-purpose entity” from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities, to qualifying special-purpose entities.  This guidance is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued new guidance under ASC Topic 810 Consolidation, also known as ASU 2009-17 for guidance on the consolidation of variable interest entities.  This amends the original guidance, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE.  Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  It is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.  The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued new guidance under ASC Topic 820 Fair Value Measurements and Disclosures, also known as ASU 2010-06, to improve disclosures about fair value measurements.  The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the same.  It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances and settlements separately.  The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.  The disclosure requirements effective for interim and annual financial periods beginning after December 15, 2009 have been adopted for the interim period ended March 31, 2010.

In July 2010, the FASB issued new guidance under ASC Topic Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” also known as ASU 2010-20.  The guidance requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$338	$239	$646	$284
Basic earnings per share	$0.23	$0.16	$0.44	$0.19
Diluted earnings per share	$0.23	$0.16	$0.44	$0.19
Basic weighted average number of shares outstanding	1,471,846	1,460,802	1,466,852	1,460,802
Effect of dilutive securities — stock options	13,376	20,984	10,798	17,894
Diluted weighted average number of shares outstanding	1,485,222	1,481,786	1,477,650	1,478,696
Anti-dilutive shares outstanding	121,700	—	121,700	—

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  The Company follows the guidance issued by FASB regarding stock compensation.   There were 118,700 stock options granted in April 2010 and 3,000 stock options granted in December 2009.  All prior grants were fully vested and exercisable as of December 31, 2008.  The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense related to stock options for the three and six-month periods ended June 30, 2010 was $184,000 and $186,000, respectively, whereas, no stock-based compensation was recognized in either the three or six-month periods ended June 30, 2009.  As of June 30, 2010, there was $223,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed over the period July 1, 2010 through April 30, 2012.

The weighted-average fair value of options granted in the six months ended June 30, 2010 and the year ended December 31, 2009 was $3.17 and $2.97, respectively, and was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions.

	June 30,	December 31,
	2010	2009
Risk free interest rate of return	3.80%	3.85%
Expected option life (months)	60	120
Expected volatility	25%	25%
Expected dividends	—%	2.50%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical experience.  The expected volatility is based on historic volatility.  The dividend yield assumption is based on the Company’s expectation of dividend payouts.

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2010 and December 31, 2009:

Available-for-sale portfolio

June 30, 2010 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$464	$29	$—	$493	4.83%
Due after five years through ten years	932	20	—	952	2.81%
State and political subdivisions:
Due after one year through five years	155	—	2	153	5.17%
Due after five years through ten years	1,014	7	—	1,021	5.72%
Due after ten years	7,953	148	4	8,097	5.80%
Mortgage-backed debt securities	24,019	294	11	24,302	3.25%
Equity securities	300	—	—	300	—%
	$34,837	$498	$17	$35,318	3.89%

December 31, 2009 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$490	$3	$—	$493	4.46%
Due after one year through five years	1,391	29	5	1,415	4.03%
Due after five years through ten years	497	29	—	526	5.00%
State and political subdivisions:
Due after five years through ten years	910	2	3	909	5.47%
Due after ten years	6,935	35	28	6,942	5.90%
Mortgage-backed debt securities	13,478	83	69	13,492	3.63%
Equity securities	300	—	—	300	—%
	$24,001	$181	$105	$24,077	4.38%

June 30, 2010	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed debt securities	$5,018	$11	$—	$—	$5,018	$11
State and political subdivisions	1,153	4	153	2	1,306	6
Total temporarily impaired securities	$6,171	$15	$153	$2	$6,324	$17

December 31, 2009	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$870	$5	$—	$—	$870	$5
State and political subdivisions	4,112	28	152	3	4,264	31
Mortgage-backed debt securities	7,233	69	—	—	7,233	69
Total temporarily impaired securities	$12,215	$102	$152	$3	$12,367	$105

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

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Federal Home Loan Bank of Atlanta	$952	$952
Federal Reserve Bank	574	574
Atlantic Central Bankers Bank	40	40
	$1,566	$1,566

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2010	Loans	2009	Loans
Real estate loans:
Construction and land development	$21,108	10%	$15,726	7%
Mortgage loans:
Secured by 1 to 4 family residential properties	38,654	18%	36,369	17%
Secured by multi-family (5 or more) residential properties	11,719	5%	12,348	6%
Secured by commercial properties	108,708	50%	106,378	49%
Secured by farm land	7,783	4%	6,995	3%
Total mortgage loans	166,864	77%	162,090	75%
Loans to farmers	112	—%	46	—%
Commercial and industrial loans	27,421	12%	35,351	17%
Loans to individuals for household, family and other personal expenditures	1,802	1%	1,730	1%
	217,307	100%	214,943	100%
Less allowance for loan losses	(3,139)		(3,127)
Net loans	$214,168		$211,816

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Average total loans outstanding during period	$216,888	$207,559	$215,807	$209,703
Balance at beginning of period	$3,027	$2,838	$3,127	$3,120
Recoveries of loans previously charged-off	4	—	4	3
Loans charged-off (commercial and industrial)	—	—	—	(226)
Loans charged-off (commercial real estate)	—	—	(500)	(448)
Loans charged-off (residential real estate)	(92)	—	(92)	—
Loans charged-off (consumer)	—	—	—	(11)
Net charge-offs	(88)	—	(588)	(682)
Provision charged to operating expenses	200	200	600	600
Balance at end of period	$3,139	$3,038	$3,139	$3,038
Ratios of net charge-offs to average loans	0.04%	—%	0.27%	0.33%

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2010	2009
Noninterest-bearing demand deposits	$42,278	$38,199
Interest-bearing demand deposits:
NOW accounts	17,352	12,366
Money market accounts	66,051	54,886
Savings accounts	5,331	4,835
Certificates of deposit:
$100,000 or more	52,450	42,752
Less than $100,000	74,737	66,274
Total deposits	$258,199	$219,312

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

At June 30, 2010 and December 31, 2009, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  Both are in the amount of $5,000,000 with the first being a 4.56% fixed rate advance that matures on April 27, 2012 and the second being a 4.56% convertible advance with a maturity date of September 4, 2012, unless called on September 4, 2010 by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 1010
(dollars in thousands)	2010	2009	2010	2009

Salaries	$1,097	$814	$1,978	$1,628
Bonus	5	—	5	—
Deferred Personnel Costs	(20)	(20)	(34)	(33)
Payroll Taxes	69	58	145	125
Employee Insurance	76	55	138	118
Other Employee Benefits	52	4	107	52
Depreciation	75	81	152	165
Rent	96	97	200	194
Utilities	27	25	54	53
Repairs and Maintenance	51	63	108	124
ATM Expense	21	27	45	54
Other Occupancy and Equipment Expenses	33	35	68	69
Postage and Supplies	16	14	31	33
Data Processing	88	111	186	208
Advertising and Promotion	72	38	142	72
FDIC insurance	93	188	174	235
Legal	12	6	22	17
Insurance	14	9	28	21
Consulting	4	6	9	17
Courier	5	4	9	8
Audit Fees	48	51	96	96
Other	140	116	246	209
	$2,074	$1,782	$3,909	$3,465

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

The Company made contributions to the Plan in the amounts of $42,000 for the three months ended June 30, 2010, but none for the same period in 2009 and $84,000 and $30,000 for the six months ended June 30, 2010 and 2009, respectively.  On April 1, 2009, the Company suspended its discretionary matching contribution and therefore, there was no contribution made in the second quarter of 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2010.

As of June 30, 2010, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2010 and December 31, 2009 are presented in the following tables.

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2010	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$28,663	12.25%	$9,357	4.00%	N/A	N/A
Bank	$27,772	11.92%	$9,317	4.00%	$13,975	6.00%

Total Capital
To Risk-Weighted Assets
Company	$31,590	13.51%	$18,713	8.00%	N/A	N/A
Bank	$30,686	13.17%	$18,634	8.00%	$23,292	10.00%

Tier 1 Capital
To Average Assets
Company	$28,663	9.93%	$11,548	4.00%	N/A	N/A
Bank	$27,772	9.65%	$11,507	4.00%	$14,384	5.00%

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$27,704	11.81%	$9,384	4.00%	N/A	N/A
Bank	$26,987	11.55%	$9,344	4.00%	$14,016	6.00%

Total Capital
To Risk-Weighted Assets
Company	$30,636	13.06%	$18,767	8.00%	N/A	N/A
Bank	$29,907	12.80%	$18,688	8.00%	$23,360	10.00%

Tier 1 Capital
To Average Assets
Company	$27,704	10.53%	$10,522	4.00%	N/A	N/A
Bank	$26,987	10.24%	$10,545	4.00%	$13,181	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2010, there have been no shares repurchased by the Company.

Note 11.  Fair Value Measurements

The Company follows the guidance issued by the FASB under ASC Topic 825 Financial Instruments regarding fair value measurements and disclosures topic.  This guidance permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes must be recorded in earnings.  The Company has yet to apply the fair value option to any assets or liabilities.  This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under this guidance, fair value measurements are not adjusted for transaction costs.  This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under this guidance are described below.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of June 30, 2010.

Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$35,318	$—	$35,318	$—

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of June 30, 2010.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction	$2,376	$—	$—	$2,376
Commercial real estate	9,281	—	—	9,281
Commercial and industrial	3,564	—	—	3,564
Residential real estate	515	—	—	515
Total impaired loans	$15,736	$—	$—	$15,736
Foreclosed properties	$495	$—	$—	$495

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010.

	Foreclosed	Impaired
(dollars in thousands)	Properties	Loans
Balance at December 31, 2009	$495	$12,350
Total net gains (losses) for the period included in:
Gain on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases	—	—
Sales	—	—
Transfers in	—	4,183
Transfers out	—	(797)
Balance at June 30, 2010	$495	$15,736

Note 12.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$38,991	$38,991	$12,114	$12,114
Investment securities available for sale	35,318	35,318	24,077	24,077
Restricted stock	1,566	1,566	1,566	1,566
Net loans	214,168	214,494	211,816	212,777
Accrued interest receivable	874	874	871	871

FINANCIAL LIABILITIES
Deposits	$258,199	$263,776	$219,312	$224,694
Short-term borrowings	500	500	500	500
Long-term borrowings	10,000	10,712	10,000	10,695
Junior subordinated debentures	6,186	6,008	6,186	5,960
Accrued interest payable	184	184	194	194

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2010 and December 31, 2009:

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

Bancorp, the parent company for the Bank, its wholly-owned subsidiary, was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services, from three banking offices in the City of Frederick and one in Walkersville, Maryland.  The Bank is currently planning to establish a fifth banking office located in the City of Frederick, which has received federal and state banking regulatory approvals and is in the process of obtaining the construction permits, and is expected to open in the first quarter of 2011.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank purchases.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  Bancorp also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties.  The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc. (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp).  See Note 7 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

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

Loans

Loans increased by $2.36 million, or 1.10%, from December 31, 2009, to a balance of $217.31 million as of June 30, 2010 and by $10.38 million, or 5.02% from June 30, 2009.  Management continues to be cautious about the economy and therefore has maintained the lower growth loan strategy.

Deposits

Deposits increased by $38.89 million, or 17.73%, from December 31, 2009 to a balance of $258.20 million as of June 30, 2010, and by $38.01 million, or 17.26% from June 30, 2009.  The balance of certificates of deposit increased to $127.19 million as of June 30, 2010 from $109.03 million as of December 31, 2009; while noninterest-bearing demand deposits increased by $4.08 million from $38.20 million, NOW and savings accounts increased to $22.68 million from $17.20 million, and money market accounts increased to $66.05 million from $54.89 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective in July 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended June 30, 2010 and 2009

Net income was $338,000 for the three months ended June 30, 2010, as compared to $239,000 of net income for the same period in 2009.  The increase in earnings for this quarter in 2010 is primarily related to an increase in net interest income (on a tax-equivalent basis) to $2.69 million from $2.13 million for the same period in 2009, which is offset by an increase in income taxes of $120,000 and by a $154,000 stock option compensation expense, with the associated tax benefit of $32,000 being recorded as additional paid in capital and not used to reduce the current period’s income tax expense, and was the result of issuing 118,700 stock options to directors and employees during this quarter.  Basic earnings per share for the three months ended June 30, 2010 and 2009 were $0.23 and $0.16, respectively, and were based on weighted-average number of shares outstanding of 1,471,846 and 1,460,802, respectively.  Diluted earnings per share for the three months ended June 30, 2010 and 2009 were $0.23 and $0.16, respectively, and were based on weighted-average number of shares outstanding of 1,460,802 and 1,481,786, respectively.

The Company experienced an annualized return on average assets of 0.47% and 0.37% for the three-month periods ended June 30, 2010 and 2009, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.97% and 4.67% for the three-month periods ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 and 2009

Net income was $646,000 for the six months ended June 30, 2010, as compared to $284,000 of net income for the same period in 2009.  The increase in earnings for this quarter in 2010 is primarily related to an increase in net interest income (on a tax-equivalent basis) to $5.30 million from $4.18 million for the same period in 2009, which is offset by an increase in income taxes of $272,000 and by a $154,000 stock option compensation expense, with the associated tax benefit of $32,000 being recorded as additional paid in capital and not used to reduce the current period’s income tax expense, and was the result of issuing 118,700 stock options to directors and employees during this period.  Basic earnings per share for the six months ended June 30, 2010 and 2009 were $0.44 and $0.19, respectively, and were based on weighted-average number of shares outstanding of 1,466,852 and 1,460,802, respectively.  Diluted earnings per share for the six months ended June 30, 2010 and 2009 were $0.44 and $0.19, respectively, and were based on weighted-average number of shares outstanding of 1,460,802 and 1,478,696, respectively.

The Company experienced an annualized return on average assets of 0.47% and 0.22% for the six-month periods ended June 30, 2010 and 2009, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.76% and 2.58% for the six-month periods ended June 30, 2010 and 2009, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended June 30,	2010			2009
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,178	$1	0.34%	$1,111	$—	—%
Interest bearing deposits in other banks	29,203	16	0.22	21,449	12	0.22
Investment securities (1):
Taxable	26,014	171	2.64	14,529	168	4.64
Tax-exempt (2)	7,808	120	6.16	5,686	88	6.21
Loans (3)	216,888	3,411	6.31	207,559	3,246	6.27
Total interest-earning assets	281,091	3,719	5.31	250,334	3,514	5.63
Noninterest-earning assets	7,613			5,349
Total assets	$288,704			$255,683

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$13,630	$6	0.18%	$12,315	$6	0.20%
Savings accounts	5,105	1	0.08	4,285	2	0.19
Money market accounts	63,194	184	1.17	41,086	115	1.12
Certificates of deposit $100,000 or more	51,937	261	2.02	51,703	440	3.41
Certificates of deposit less than $100,000	74,375	353	1.90	74,131	602	3.26
Short-term borrowings	500	6	4.81	—	—	—
Long-term borrowings	10,000	115	4.61	10,000	115	4.61
Junior subordinated debentures	6,186	101	6.55	6,186	101	6.55
Total interest-bearing liabilities	224,927	1,027	1.83	199,706	1,381	2.77
Noninterest-bearing deposits	40,401			34,599
Noninterest-bearing liabilities	731			897
Total liabilities	266,059			235,202
Total shareholders’ equity	22,645			20,481
Total liabilities and shareholders’ equity	$288,704			$255,683
Net interest income		$2,692			$2,133
Net interest spread			3.48%			2.86%
Net interest margin			3.84%			3.42%

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

(3)               Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $33,000 in 2010 and $16,000 in 2009 are included in the calculation of the loan interest income.  Net loan origination income (expense) in interest income totaled $23,000 in 2010 and $(2,000) in 2009.

Six Months Ended June 30,	2010			2009
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,134	$1	0.18%	$1,119	$1	0.18%
Interest bearing deposits in other banks	22,389	24	0.22	20,288	21	0.21
Investment securities (1):
Taxable	21,918	298	2.74	15,319	351	4.62
Tax-exempt (2)	7,826	241	6.21	5,686	176	6.24
Loans (3)	215,807	6,733	6.29	209,703	6,475	6.23
Total interest-earning assets	269,074	7,297	5.47	252,115	7,024	5.62
Noninterest-earning assets	7,427			5,373
Total assets	$276,501			$257,488

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$12,998	$11	0.17%	$12,117	$13	0.22%
Savings accounts	4,990	2	0.08	$4,211	5	0.24
Money market accounts	60,683	350	1.16	39,928	230	1.16
Certificates of deposit $100,000 or more	47,589	492	2.08	53,759	929	3.48
Certificates of deposit less than $100,000	71,023	696	1.98	74,158	1,237	3.36
Short-term borrowings	500	11	4.44	—	—	—
Long-term borrowings	10,000	229	4.62	10,000	229	4.62
Junior subordinated debentures	6,186	202	6.58	6,186	202	6.58
Total interest-bearing liabilities	213,969	1,993	1.88	200,359	2,845	2.86
Noninterest-bearing deposits	39,382			34,386
Noninterest-bearing liabilities	719			720
Total liabilities	254,070			235,465
Total shareholders’ equity	22,431			22,023
Total liabilities and shareholders’ equity	$276,501			$257,488
Net interest income		$5,304			$4,179
Net interest spread			3.59%			2.76%
Net interest margin			3.98%			3.34%

(1)               Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)               Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $82,000 in 2010 and $60,000 in 2009 are included in the calculation of the tax-exempt investment interest income.

(3)               Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $66,000 in 2010 and $32,000 in 2009 are included in the calculation of the loan interest income.  Net loan origination income (expense) in interest income totaled $36,000 in 2010 and $(6,000) in 2009.

Rate/Volume Analysis

The following tables indicate the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended June 30, 2010 compared to 2009			Six Months Ended June 30, 2010 compared to 2009
	Increase (decrease) Due to		Net increase	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Federal funds sold	$—	$1	$1	$—	$—	$—
Interest-bearing deposits in other banks	4	—	4	2	1	3
Investment securities:
Taxable	133	(130)	3	152	(205)	(53)
Tax-exempt	33	(1)	32	67	(2)	65
Loans	146	19	165	190	68	258
Total interest income	316	(111)	205	411	(138)	273

Interest expense
Interest-bearing liabilities:
NOW accounts	—	—	—	—	(2)	(2)
Savings accounts	—	(1)	(1)	1	(4)	(3)
Money market accounts	62	7	69	121	(1)	120
Certificates of deposit $100,000 or more	2	(181)	(179)	(108)	(329)	(437)
Certificates of deposit less than $100,000	2	(251)	(249)	(53)	(488)	(541)
Short-term borrowings	—	6	6	—	11	11
Total interest expense	66	(420)	(354)	(39)	(813)	(852)
Net interest income	$250	$309	$559	$450	$675	$1,125

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

Three Months Ended June 30, 2010 and 2009

Net interest income (on a taxable-equivalent basis) was $2.69 million in 2010 and $2.13 million in 2009.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, along with an improvement in the volume of loans.  Average earning assets increased by $30.76 million, or 12.29%, since June 30, 2009.  The yield on earning assets in 2010 decreased by 32 basis points to 5.31% from 5.63% in 2009.  The decrease of 94 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit.  The Company’s net interest margin was 3.84% and 3.42%, and the net interest spread was 3.48% and 2.86%, for the three-month periods ended June 30, 2010 and 2009, respectively.

Interest expense decreased 25.63% from $1.38 million in 2009 to $1.03 million in 2010 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.83% in 2010 from 2.77% in 2009 primarily as a result in declines in rates on and volumes of certificates of deposit.

Six Months Ended June 30, 2010 and 2009

Net interest income (on a taxable-equivalent basis) was $5.30 million in 2010 and $4.18 million in 2009.  The change in net interest income was primarily driven by lower rates paid on all deposit categories, along with an improvement in the volume of loans and investment securities and the related yields.  Average earning assets increased by $16.96 million, or 6.73%, since June 30, 2009.  The yield on earning assets in 2010 decreased by 15 basis points to 5.47% from 5.62% in 2009, despite a 6 basis point increase in the yield on loans.  The decrease of 98 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on certificates of deposit.  The Company’s net interest margin was 3.98% and 3.34%, and the net interest spread was 3.59% and 2.76%, for the six-month periods ended June 30, 2010 and 2009, respectively.

Interest expense decreased 29.95% from $2.85 million in 2009 to $1.99 million in 2010 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.88% in 2010 from 2.86% in 2009 primarily as a result in declines in rates on and volumes of certificates of deposit.

Noninterest Income

Noninterest income was $231,000 in 2010 and $251,000 in 2009 for the respective quarters ended June 30.  Gains on sale of securities were $84,000 in 2010 and $117,000 in 2009.  For the six month-periods ended June 30, 2010 and 2009, noninterest income was $$368,000 and $359,000, respectively.   Gains on sale of securities were $84,000 and $117,000 for the six months ended June 30, 2010 and 2009, respectively, and in the period in 2009 is a loss on the sale of foreclosed properties that amounts to $32,000, whereas, there was no loss incurred during the same period in 2010.

Noninterest Expense

Noninterest expense amounted to $2.07 million and $1.78 million for the three-month periods ended June 30, 2010 and 2009, respectively.  The primary increase in noninterest expenses in 2010 compared to 2009 relates to increases in salaries of $283,000, which includes $154,000 of stock option compensation expense, additional 401(k) contributions of $45,000 and advertising of $34,000.  Noninterest expense amounted to $3.91 million and $3.47 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The primary increase in noninterest expenses in 2010 compared to 2009 relates to increases in salaries of $350,000, which includes $154,000 of stock option compensation expense, additional 401(k) contributions of $54,000 and advertising of $70,000.

Income Taxes

During the three months ended June 30, 2010, the Company recognized income tax expense of $237,000 compared to $117,000 during the same period in 2009.  The effective tax rates for the three-month periods in 2010 and 2009 were 41.22% and 32.87%, respectively.  The increase in income tax expense in 2010 is due to the higher pre-tax income and the impact of the $154,000 of stock option compensation expense with the associated tax benefit of $32,000 being recorded as additional paid in capital and not used to reduce the current period’s income tax expense.  During the six months ended June 30, 2010, the Company recognized income tax expense of $369,000 compared to $97,000 during the same period in 2009.  The effective tax rates for the six-month periods in 2010 and 2009 were 36.35% and 25.46%, respectively.  The increase in income tax expense in 2010 is due to the higher pre-tax income and the impact of the $154,000 of stock option compensation expense with the associated tax benefit of $32,000 being recorded as additional paid in capital and not used to reduce the current period’s income tax expense.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(50.23) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2010, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2010.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

June 30, 2010

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$1,173	$—	$—	$—	$1,173
Interest-bearing deposits in other banks	36,261	—	—	—	36,261
Investment securities(1)	880	11,220	5,761	17,157	35,018
Loans	86,043	83,906	32,281	15,077	217,307
Total interest-earning assets	124,357	95,126	38,042	32,234	289,759

Liabilities
Savings and NOW accounts	1,134	2,268	2,268	17,013	22,683
Money Market accounts	3,303	6,605	6,605	49,539	66,052
Certificates of deposit	80,350	35,022	11,816	—	127,188
Short-term borrowings	500	—	—	—	500
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	6,186	—	—	6,186
Total interest-bearing liabilities	90,287	55,081	20,689	66,552	232,609
Interest rate sensitivity gap	$34,070	$40,045	$17,353	$(34,318)	$57,150
Cumulative interest rate sensitivity gap	$34,070	$74,115	$91,468	$57,150
Cumulative gap ratio as a percentage of total assets	11.40%	24.80%	30.61%	19.12%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in the prime interest rate the Company’s net interest income would decrease by 0.36%.  However, a decrease in the prime interest rate of 200 basis points was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended June 30, 2010 and 2009 was $200,000 for each period, and $600,000 for the six month periods ended June 30, 2010 and 2009, respectively.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At June 30, 2010 and December 31, 2009, the allowance for loan losses was $3.14 million and $3.13 million, respectively.  The change in the allowance from December 31, 2009 reflects the provision of $600,000 less net charge-offs of $588,000, as compared to a provision of $600,000 less net charge-offs of $682,000 in the same period of 2009.  The $588,000 of charge-offs in 2010 is a result of one (1) commercial real estate relationship and one (1) residential real estate relationship, as compared to the $682,000 of charge-offs in 2009, which consisted of two (2) commercial real estate relationships in the amount of $448,000, three (3) commercial and industrial relationships in the amount of $226,000 and three (3) consumer relationships in the amount of $8,000.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  The allowance is based on two basic principles of accounting: (i) Accounting Standards Codification (“ASC”) Contingencies Topic, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC Receivables Topic, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by Management in determining impairment include payment status, collateral value, and the projected potential cash flow of the borrower.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The provision for loan losses included in the statements of operations serves to maintain the allowance at a level Management considers adequate.

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

The specific allowance component is used to individually establish an allowance for loans identified for impairment testing.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.  At June 30, 2010 there were $16.44 million of loans tested for impairment, classified by internal measurements in the substandard category.  Included in this amount were three (3) commercial real estate loan relationships in the amount of $471,000 and one (1) construction loan relationship in the amount of $101,000, totaling $572,000, all of which were in a nonaccrual status, that were deemed to be impaired, but required no reserve.  In addition, there were $4.65 million of potentially impaired loans that required specific reserves of $703,000 and the remaining loans of $11.79 million which did not require any additional specific reserve.  At June 30, 2009 there were $15.68 million of loans tested for impairment, classified by internal measurements in the substandard category.  Included in this amount were three (3) commercial real estate loan relationships in the amount of $698,000, one (1) construction loan relationship in the amount of $161,000 and two (2) commercial and industrial loan relationship in the amount of $193,000, totaling $1.05 million, all of which were in a nonaccrual status, that were deemed to be impaired and required a specific reserve of $120,000.  In addition, there were $5.38 million of potentially impaired loans that required specific reserves of $388,000 and the remaining loans of $9.91 million which did not require any additional specific reserve.    All of the impaired loan relationships discussed are in different types of businesses.

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

As of June 30, 2010, the real estate loan portfolio constituted 87% of the total loan portfolio, as compared to 82% at December 31, 2009.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $9.03 million of at June 30, 2010.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Average total loans outstanding during period	$216,888	$207,559	$215,807	$209,703
Balance at beginning of period	$3,027	$2,838	$3,127	$3,120
Recoveries of loans previously charged-off (consumer)	4	—	4	3
Loans charged-off (commercial and industrial)	—	—	—	(226)
Loans charged-off (commercial real estate)	—	—	(500)	(448)
Loans charged-off (residential real estate)	(92)	—	(92)	—
Loans charged-off (consumer)	—	—	—	(11)
Net charge-offs	(88)		(588)	(682)
Provision charged to operating expenses	200	200	600	600
Balance at end of period	$3,139	$3,038	$3,139	$3,038
Ratios of net charge-offs to average loans	0.04%	—%	0.27%	0.33%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	June 30,		December 31,
Allocation of Allowance for Loan Losses	2010	% of Loans	2009	% of Loans
Real estate-construction	$274	10%	$195	7%
Real estate-mortgage	2,371	77%	2,296	75%
Commercial and industrial loans	482	12%	617	17%
Loans to individuals for household, family and other personal expenditures	12	1%	19	1%
	$3,139	100%	$3,127	100%

	June 30,	December 31,
	2010	2009
Nonaccrual loans:
Construction	$101	$103
Commercial real estate	471	840
Total nonaccrual loans	572	943
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	572	943
Foreclosure properties	495	495
Total nonperforming assets	$1,067	$1,438
Nonperforming assets to total assets	0.36%	0.56%

There were no other interest-bearing assets at June 30, 2010 or December 31, 2009 classified as past due 90 days or more and still accruing, restructured or problem assets, and no loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Impaired loans with related allowance	$4,645	$4,982
Specific allocation of allowance	$703	$600
Impaired loans with no related allowance	$11,794	$7,968

	Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2010	2009
Average recorded investment in impaired loans	$13,995	$11,440
Interest income recognized on nonaccrual impaired loans based on cash payments received	$—	$—
Interest income forgone on nonaccrual loans	$18	$50

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

Commitments to extend credit and standby letters of credit were as follows:

June 30,
2010
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$26,741
Standby letters of credit	3,128
Total	$29,869

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, preferred stock (which the Company does not currently have authorized), or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  Under Dodd-Frank, the capital treatment of the Company’s trust preferred securities is grandfathered, but we will not be able to issue additional trust preferred securities which count as capital at the holding company.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with a $500,000 outstanding balance as of June 30, 2010 and December 31, 2009.  This facility matures on July 22, 2011, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of June 30, 2010 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2010, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2010, there have been no shares repurchased by the Company.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 23.

Item 4T.         Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-

15 under the Securities Act of 1934) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  On July 30, 2010, the Bank was served with a lawsuit, Pionteck, v. Frederick County Bank, filed in the United States District Court for the District of Maryland, Greenbelt Division, alleging noncompliance of the ATM notice requirements of the Electronic Funds Transfer Act.  The complaint, which purports to be a class action, was filed on July 15, 2010.  If the class action proceeds and the Bank is ultimately found to be liable, statutory damages from the noncompliance could be up to 1% of the Bank’s net worth, approximately $270,000 at June 30, 2010.  The Bank is in the process of evaluating the claim and the Bank’s defenses or mitigating factors to liability or damages.

Item 1A.  Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2010	0	N/A	0	0
May 1-31, 2010	0	N/A	0	0
June 1-30, 2010	0	N/A	0	146,000	(2)

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

10(c)   Employment Agreement between the Bank and William R. Talley, Jr. (6)

10(f)    2002 Executive and Director Deferred Compensation Plan, as amended(7)

10(g)   Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)

10(h)   Promissory Note with Atlantic Central Bankers Bank (8)

10(i)    Amendment to Loan Documents, filed herewith

11                        Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein

21                        Subsidiaries of the Registrant

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

FREDERICK COUNTY BANCORP, INC.

Date: August 9, 2010	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer and Chief Operating Officer