Form 10-Q
period 2010-09-30
FREDERICK COUNTY BANCORP INC
filed 2010-11-08
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,469,364 shares of Common Stock outstanding as of October 31, 2010.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands)	2010	2009
	(unaudited)

ASSETS
Cash and due from banks	$1,485	$1,447
Federal funds sold	1,400	938
Interest-bearing deposits in other banks	26,900	9,729
Cash and cash equivalents	29,785	12,114
Investment securities available-for-sale at fair value	42,015	24,077
Restricted stock	1,521	1,566
Loans	218,602	214,943
Less: Allowance for loan losses	(3,528)	(3,127)
Net loans	215,074	211,816
Bank premises and equipment	4,964	4,997
Other assets	4,068	3,989
Total assets	$297,427	$258,559

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$40,060	$38,199
Interest-bearing deposits	216,322	181,113
Total deposits	256,382	219,312
Short-term borrowings	300	500
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,193	811
Total liabilities	274,061	236,809

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,469,364 and 1,461,802 shares issued and outstanding	15	15
Additional paid-in capital	15,013	14,702
Retained earnings	7,875	6,987
Accumulated other comprehensive income	463	46
Total shareholders’ equity	23,366	21,750
Total liabilities and shareholders’ equity	$297,427	$258,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest income:
Interest and fees on loans	$3,392	$3,305	$10,059	$9,748
Interest and dividends on investment securities:
Interest — taxable	218	115	491	443
Interest — tax exempt	76	58	235	174
Dividends	12	13	37	36
Interest on federal funds sold	1	1	2	2
Other interest income	18	16	42	37
Total interest income	3,717	3,508	10,866	10,440
Interest expense:
Interest on deposits	825	1,087	2,376	3,501
Interest on short-term borrowings	4	3	15	3
Interest on long-term borrowings	117	117	346	346
Interest on junior subordinated debentures	101	101	303	303
Total interest expense	1,047	1,308	3,040	4,153
Net interest income	2,670	2,200	7,826	6,287
Provision for loan losses	410	275	1,010	875
Net interest income after provision for loan losses	2,260	1,925	6,816	5,412
Noninterest income:
Securities gains	1	—	85	117
Loss on sale of foreclosed properties	—	(5)	—	(37)
Service fees	100	98	284	267
Other operating income	49	50	149	155
Total noninterest income	150	143	518	502
Noninterest expense:
Salaries and employee benefits	1,201	917	3,540	2,807
Occupancy and equipment expenses	307	318	934	977
Other operating expenses	531	453	1,474	1,369
Total noninterest expense	2,039	1,688	5,948	5,153
Income before provision for income taxes	371	380	1,386	761
Provision for income tax expense	129	121	498	218
Net income	$242	$259	$888	$543
Basic earnings per share	$0.16	$0.18	$0.60	$0.37
Diluted earnings per share	$0.16	$0.18	$0.60	$0.37
Basic weighted average number of shares outstanding	1,473,258	1,460,900	1,469,011	1,460,835
Diluted weighted average number of shares outstanding	1,488,820	1,469,858	1,481,562	1,475,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended September 30,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, July 1, 2009	1,460,802	$15	$14,690	$6,223	$19	$20,947
Comprehensive income:
Net income				259		259
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $168					258	258
Reclassification adjustment for (gains) losses realized, net of income taxes of $46					(71)	(71)
Total Comprehensive income						446
Shares issued under stock option transactions	1,000		10			10
Balance, September 30, 2009	1,461,802	$15	$14,700	$6,482	$206	$21,403
Balance, July 1, 2010	1,474,482	$15	$15,015	$7,633	$291	$22,954
Comprehensive income:
Net income				242		242
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $145					223	223
Reclassification adjustment for (gains) losses realized, net of income taxes of $33					(51)	(51)
Total Comprehensive income						414
Shares repurchased under stock repurchase transactions	(5,118)		(62)			(62)
Compensation expense from stock option transactions			51			51
Excess tax benefit from equity-based awards			9			9
Balance, September 30, 2010	1,469,364	$15	$15,013	$7,875	$463	$23,366

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended September 30,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2009	1,460,802	$15	$14,690	$5,939	$(32)	$20,612
Comprehensive income:
Net income				543		543
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $201					309	309
Reclassification adjustment for (gains) losses realized, net of income taxes of $46					(71)	(71)
Total Comprehensive income						781
Shares issued under stock option transactions	1,000		10			10
Balance, September 30, 2009	1,461,802	$15	$14,700	$6,482	$206	$21,403
Balance, January 1, 2010	1,461,802	$15	$14,702	$6,987	$46	$21,750
Comprehensive income:
Net income				888		888
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $305					468	468
Reclassification adjustment for (gains) losses realized, net of income taxes of $33					(51)	(51)
Total Comprehensive income						1,305
Shares repurchased under stock repurchase transactions	(5,118)		(62)			(62)
Shares issued under stock option transactions	12,680		127			127
Compensation expense from stock option transactions			204			204
Excess tax benefit from equity-based awards			42			42
Balance, September 30, 2010	1,469,364	$15	$15,013	$7,875	$463	$23,366

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$888	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	245
Deferred income benefits	(168)	(10)
Provision for loan losses	1,010	875
Securities gains	(85)	(117)
Net premium amortization on investment securities	253	14
Stock option compensation expense	204	—
Loss on sale of foreclosed properties	—	37
Decrease in accrued interest and other assets	89	251
Increase (decrease) in accrued interest and other liabilities	110	(84)
Net cash provided by operating activities	2,526	1,754
Cash flows from investing activities:
Purchases of investment securities available for sale	(26,881)	(8,784)
Proceeds from sales of investment securities available for sale	4,195	4,115
Proceeds from maturities, prepayments and calls investment securities available for sale	5,269	2,454
Net redemptions of restricted stock	45	33
Net increase in loans	(4,268)	(749)
Purchases of bank premises and equipment	(192)	(70)
Proceeds from sale of foreclosed properties	—	484
Net cash used in investing activities	(21,832)	(2,517)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	17,123	26,544
Net increase (decrease) in time deposits	19,947	(15,641)
Net (decrease) increase in short-term borrowings	(200)	500
Proceeds from issuance of common stock	127	10
Repurchase of common stock	(62)	—
Excess tax benefit from equity-based awards	42	—
Net cash provided by financing activities	36,977	11,413
Net increase in cash and cash equivalents	17,671	10,650
Cash and cash equivalents — beginning of period	12,114	16,055
Cash and cash equivalents — end of period	$29,785	$26,705
Supplemental cash flow disclosures:
Interest paid	$3,051	$4,185
Income taxes paid	$584	$250
Foreclosed properties acquired in settlement of loans	$—	$654

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

In June 2009, the FASB issued new guidance under ASC Topic 810 Consolidation, also known as ASU 2009-17, for guidance on the consolidation of variable interest entities.  This amends the original guidance, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE.  Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  It is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.  The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$242	$259	$888	$543
Basic earnings per share	$0.16	$0.18	$0.60	$0.37
Diluted earnings per share	$0.16	$0.18	$0.60	$0.37
Basic weighted average number of shares outstanding	1,473,258	1,460,900	1,469,011	1,460,835
Effect of dilutive securities — stock options	15,562	8,958	12,551	15,074
Diluted weighted average number of shares outstanding	1,488,820	1,469,858	1,481,562	1,475,909
Anti-dilutive securities outstanding	118,700	—	121,700	—

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  There were 118,700 stock options granted in April 2010 and 3,000 stock options granted in December 2009.  All prior grants were fully vested and exercisable as of December 31, 2003.  The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense related to stock options for the three and nine-month periods ended September 30, 2010 was $51 thousand and $204 thousand, respectively, whereas, no stock-based compensation was recognized in either the three or nine-month periods ended September 30, 2009.  As of September 30, 2010, there was $179 thousand of total unrecognized compensation cost related to non-vested stock options that will be expensed over the period October 1, 2010 through April 30, 2012.

The weighted-average fair value of options granted in the nine months ended September 30, 2010 and the year ended December 31, 2009 was $3.17 and $2.97, respectively, and was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions.

	September 30,	December 31,
	2010	2009
Risk free interest rate of return	3.80%	3.85%
Expected option life (months)	60	120
Expected volatility	25%	25%
Expected dividends	—%	2.50%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical experience.  The expected volatility is based on historic volatility.  The dividend yield assumption is based on the Company’s expectation of dividend payouts.

The following is a summary of stock option transactions during the nine months ended September 30, 2010.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2010	129,810	$10.02
Exercised	12,680	10.00
Granted	118,700	11.35
Balance at September 30 , 2010	235,830	$10.57
Exercisable at September 30, 2010	150,640	$10.32

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2010 and December 31, 2009:

Available-for-sale portfolio

September 30, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due after one year through five years	$431	$27	$—	$458	4.82%
Due after five years through ten years	872	30	—	902	2.82%
	1,303	57	—	1,360
State and political subdivisions:
Due after five years through ten years	2,095	52	—	2,147	5.36%
Due after ten years	7,007	285	—	7,292	5.74%
	9,102	337	—	9,439
Mortgage-backed debt securities	30,545	418	47	30,916	3.08%
Equity securities	300	—	—	300	—%
	$41,250	$812	$47	$42,015	3.64%

December 31, 2009

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$490	$3	$—	$493	4.46%
Due after one year through five years	1,391	29	5	1,415	4.03%
Due after five years through ten years	497	29	—	526	5.00%
	2,378	61	5	2,434
State and political subdivisions:
Due after five years through ten years	910	2	3	909	5.47%
Due after ten years	6,935	35	28	6,942	5.90%
	7,845	37	31	7,851
Mortgage-backed debt securities	13,478	83	69	13,492	3.63%
Equity securities	300	—	—	300	—%
	$24,001	$181	$105	$24,077	4.38%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
September 30, 2010 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed debt securities	$8,678	$47	$—	$—	$8,678	$47
Total temporarily impaired securities	$8,678	$47	$—	$—	$8,678	$47

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2009 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$870	$5	$—	$—	$870	$5
State and political subdivisions	4,112	28	152	3	4,264	31
Mortgage-backed debt securities	7,233	69	—	—	7,233	69
Total temporarily impaired securities	$12,215	$102	$152	$3	$12,367	$105

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

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Federal Home Loan Bank of Atlanta	$907	$952
Federal Reserve Bank	574	574
Atlantic Central Bankers Bank	40	40
	$1,521	$1,566

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	September 30,	% of	December 31,	% of
(dollars in thousands)	2010	Loans	2009	Loans
Real estate loans:
Construction and land development	$22,050	10%	$15,726	7%
Mortgage loans:
Secured by 1 to 4 family residential properties	38,176	17%	36,369	17%
Secured by multi-family (5 or more) residential properties	11,615	5%	12,348	6%
Secured by commercial properties	109,109	50%	106,378	49%
Secured by farm land	7,827	4%	6,995	3%
Total mortgage loans	166,727	76%	162,090	75%
Loans to farmers	76	—%	46	—%
Commercial and industrial loans	28,040	13%	35,351	17%
Loans to individuals for household, family and other personal expenditures	1,709	1%	1,730	1%
	218,602	100%	214,943	100%
Less allowance for loan losses	(3,528)		(3,127)
Net loans	$215,074		$211,816

Transactions in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Average total loans outstanding during period	$218,681	$208,906	$216,775	$209,434
Balance at beginning of period	$3,139	$3,038	$3,127	$3,120
Recoveries of loans previously charged-off	82	—	86	4
Loans charged-off (construction)	(103)	—	(103)	—
Loans charged-off (commercial and industrial)	—	(72)	—	(298)
Loans charged-off (commercial real estate)	—	(31)	(500)	(479)
Loans charged-off (residential real estate)	—	—	(92)	—
Loans charged-off (consumer)	—	—	—	(12)
Net charge-offs	(21)	(103)	(609)	(785)
Provision charged to operating expenses	410	275	1,010	875
Balance at end of period	$3,528	$3,210	$3,528	$3,210
Ratios of net charge-offs to average loans	0.01%	0.05%	0.28%	0.37%

The Company’s charge-off policy states after all collection efforts have been exhausted and the loan is deemed to be a loss, it will be charged to the Company’s established allowance for loan losses.  Consumer loans subject to the Uniform Retail Credit Classification are charged-off as follows (a) closed end loans are charged-off no later than 120 days after becoming delinquent, (b) consumer loans to borrowers who subsequently declare bankruptcy, where the Company is an unsecured creditor, are charged-off within 60 days of receipt of the notification from the bankruptcy court, (c) fraudulent loans are charged-off within 90 days of discovery and (d) death of a borrower will cause a charge-off to be incurred at such time an actual loss is determined.  All other types of loans are generally evaluated for loss potential at the 90th day past due threshold, and any loss is recognized no later than the 120th day past due threshold; each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

The Company does not normally engage in partial charge-offs and has not incurred any in the nine months ended September 30, 2010.

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	September 30,	December 31,
(dollars in thousands)	2010	2009
Noninterest-bearing demand deposits	$40,060	$38,199
Interest-bearing demand deposits:
NOW accounts	14,974	12,366
Money market accounts	67,149	54,886
Savings accounts	5,226	4,835
Certificates of deposit:
$100,000 or more	53,977	42,752
Less than $100,000	74,996	66,274
Total deposits	$256,382	$219,312

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6,000,000 of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.   If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At September 30, 2010 and December 31, 2009, the Company had $10,000,000 in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  Both are in the amount of $5,000,000 with the first being a 4.56% fixed rate advance that matures on April 27, 2012 and the second being a 4.56% convertible advance with a maturity date of September 4, 2012, unless called on September 4, 2010 by the FHLB.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 1010
(dollars in thousands)	2010	2009	2010	2009

Salaries	$1,027	$817	$3,005	$2,445
Bonus	—	—	5	—
Deferred Personnel Costs	(11)	(20)	(45)	(53)
Payroll Taxes	65	54	210	179
Employee Insurance	69	55	207	173
Other Employee Benefits	51	11	158	63
Depreciation	74	80	226	245
Rent	100	96	300	290
Utilities	22	24	76	77
Repairs and Maintenance	52	59	160	183
ATM Expense	21	25	66	79
Other Occupancy and Equipment Expenses	38	34	106	103
Postage and Supplies	16	17	47	50
Data Processing	90	102	276	310
Advertising and Promotion	46	50	188	122
FDIC insurance	100	80	274	321
Legal	24	6	46	23
Insurance	16	13	44	34
Consulting	8	2	17	19
Courier	4	4	13	12
Audit Fees	48	45	144	141
Other	179	134	425	337
	$2,039	$1,688	$5,948	$5,153

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

The Company made matching contributions of $42 thousand for the three months ended September 30, 2010, but no matching contributions for the same period in 2009.  For the nine months ended September 30, 2010 and 2009, the Company made matching contributions of $126 thousand and $30 thousand, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2010.

As of September 30, 2010, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2010 and December 31, 2009 are presented in the following tables.

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2010	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$28,903	12.33%	$9,376	4.00%	N/A	N/A
Bank	$28,085	12.03%	$9,336	4.00%	$14,004	6.00%

Total Capital
To Risk-Weighted Assets
Company	$31,840	13.58%	$18,752	8.00%	N/A	N/A
Bank	$31,010	13.29%	$18,672	8.00%	$23,340	10.00%

Tier 1 Capital
To Average Assets
Company	$28,903	9.69%	$11,927	4.00%	N/A	N/A
Bank	$28,085	9.46%	$11,881	4.00%	$14,851	5.00%

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$27,704	11.81%	$9,384	4.00%	N/A	N/A
Bank	$26,987	11.55%	$9,344	4.00%	$14,016	6.00%

Total Capital
To Risk-Weighted Assets
Company	$30,636	13.06%	$18,767	8.00%	N/A	N/A
Bank	$29,907	12.80%	$18,688	8.00%	$23,360	10.00%

Tier 1 Capital
To Average Assets
Company	$27,704	10.53%	$10,522	4.00%	N/A	N/A
Bank	$26,987	10.24%	$10,545	4.00%	$13,181	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2010, there have been 5,118 shares repurchased by the Company at an average price of $12.10.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of September 30, 2010.

Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$42,015	$—	$42,015	$—

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of September 30, 2010.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction	$2,275	$—	$—	$2,275
Commercial real estate	11,122	—	—	11,122
Commercial and industrial	4,547	—	—	4,547
Residential real estate	717	—	—	717
Total impaired loans	$18,661	$—	$—	$18,661
Foreclosed properties	$495	$—	$—	$495

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010.

	Foreclosed	Impaired
(dollars in thousands)	Properties	Loans
Balance at December 31, 2009	$495	$12,350
Total net gains (losses) for the period included in:
Gain on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases	—	—
Sales	—	—
Transfers in	—	7,387
Transfers out	—	(1,076)
Balance at September 30, 2010	$495	$18,661

Note 12.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$29,785	$29,785	$12,114	$12,114
Investment securities available for sale	42,015	42,015	24,077	24,077
Restricted stock	1,521	1,521	1,566	1,566
Net loans	215,074	215,772	211,816	212,777
Accrued interest receivable	856	856	871	871

FINANCIAL LIABILITIES
Deposits	$256,382	$266,609	$219,312	$224,694
Short-term borrowings	300	300	500	500
Long-term borrowings	10,000	10,701	10,000	10,695
Junior subordinated debentures	6,186	6,033	6,186	5,960
Accrued interest payable	183	183	194	194

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2010 and December 31, 2009:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to Frederick County Bancorp, Inc.’s (“Bancorp”) and Frederick County Bank’s (the “Bank” and together with Bancorp, the “Company”) beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters.  Such forward-looking statements are identified by terminology such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “likely”, “unlikely”, “continue”, or similar terms and are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company’s market area, the health of the real estate and construction market in the Company’s market area, the Company’s ability to develop and market new products and to enter new markets, competitive challenges in the Company’s market, legislative and regulatory changes, changes in accounting principles or the application thereof and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward-looking statements contained herein.  Readers are cautioned against placing undue reliance on any such forward-looking statement.  In addition, the Company’s past results of operations do not necessarily indicate its future results.

General

The following paragraphs provide an overview of the financial condition and results of operations of the Company.  This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

Bancorp, the parent company for the Bank, its wholly-owned subsidiary, was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services, from three banking offices in the City of Frederick and one in Walkersville, Maryland.  The Bank is currently planning to establish a fifth banking office located in the City of Frederick, which has received federal and state banking regulatory approvals and is in the process of obtaining the construction permits, and is expected to open in the second quarter of 2011.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank purchases.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  Bancorp also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties.  The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc. (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp).  See Note 7 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

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

Loans

Loans increased by $3.66 million, or 1.70%, from December 31, 2009, to a balance of $218.60 million as of September 30, 2010 and by $7.45 million, or 3.53% from September 30, 2009.  Management continues to be cautious about the economy and therefore has maintained the lower growth loan strategy.

Deposits

Deposits increased by $37.07 million, or 16.90%, from December 31, 2009 to a balance of $256.38 million as of September 30, 2010, and by $28.60 million, or 12.55% from September 30, 2009.  The balance of certificates of deposit increased to $128.97 million as of September 30, 2010 from $109.03 million as of December 31, 2009; while noninterest-bearing demand deposits increased by $1.86 million from $38.20 million, NOW and savings accounts increased to $20.20 million from $17.20 million, and money market accounts increased to $67.15 million from $54.89 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective in July 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended September 30, 2010 and 2009

Net income was $242 thousand for the three months ended September 30, 2010, as compared to $259 thousand of net income for the same period in 2009.  The decline in earnings for this quarter in 2010 is primarily related to an increase in net interest noninterest expense of $351 thousand primarily reflecting higher salary and compensation expense.  Net interest income for the quarter ended September 30, 2010 increased (on a tax-equivalent basis) to $2.74 million from $2.25 million for the same period in 2009.  Basic earnings per share for the three months ended September 30, 2010 and 2009 were $0.16 and $0.18, respectively, and were based on weighted-average number of shares outstanding of 1,473,258 and 1,460,900, respectively.  Diluted earnings per share for the three months ended September 30, 2010 and 2009 were $0.16 and $0.18, respectively, and were based on weighted-average number of shares outstanding of 1,488,820 and 1,469,858, respectively.

The Company experienced an annualized return on average assets of 0.32% and 0.39% for the three-month periods ended September 30, 2010 and 2009, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 4.14% and 4.86% for the three-month periods ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 and 2009

Net income was $888 thousand for the nine months ended September 30, 2010, as compared to $543 thousand of net income for the same period in 2009.  The increase in earnings for this quarter in 2010 is primarily related to an increase in net interest income (on a tax-equivalent basis) to $8.05 million from $6.43 million for the same period in 2009, which is offset by an increase in income taxes of $300 thousand and by a $204 thousand stock option compensation expense, with the associated tax benefit of $42 thousand being recorded as additional paid in capital and not used to reduce the current period’s income tax expense, and was the result of issuing 118,700 stock options to directors and employees during this period.  Basic earnings per share for the nine months ended September 30, 2010 and 2009 were $0.60 and $0.37, respectively, and were based on weighted-average number of shares outstanding of 1,469,011 and 1,460,835, respectively.  Diluted earnings per share for the nine months ended September 30, 2010 and 2009 were $0.60 and $0.37, respectively, and were based on weighted-average number of shares outstanding of 1,481,562 and 1,475,909, respectively.

The Company experienced an annualized return on average assets of 0.42% and 0.28% for the nine-month periods ended September 30, 2010 and 2009, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.20% and 3.43% for the nine-month periods ended September 30, 2010 and 2009, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2010			2009
Three Months Ended September 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,355	$1	0.29%	$1,072	$1	0.37%
Interest bearing deposits in other banks	29,661	18	0.24	28,310	16	0.22
Investment securities (1):
Taxable	33,355	230	2.74	12,735	128	3.99
Tax-exempt (2)	7,458	115	6.12	5,686	88	6.14
Loans (3)	218,681	3,426	6.22	208,906	3,329	6.32
Total interest-earning assets	290,510	3,790	5.18	256,709	3,562	5.51
Noninterest-earning assets	7,657			5,589
Total assets	$298,167			$262,298

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$14,634	$10	0.27%	$14,927	$7	0.19%
Savings accounts	5,281	2	0.15	4,464	1	0.09
Money market accounts	67,275	185	1.09	47,417	143	1.20
Certificates of deposit $100,000 or more	53,464	271	2.01	49,907	398	3.16
Certificates of deposit less than $100,000	75,495	357	1.88	70,468	538	3.03
Short-term borrowings	424	4	3.74	228	3	5.22
Long-term borrowings	10,000	117	4.64	10,000	117	4.64
Junior subordinated debentures	6,186	101	6.48	6,186	101	6.48
Total interest-bearing liabilities	232,759	1,047	1.78	203,597	1,308	2.55
Noninterest-bearing deposits	40,938			36,466
Noninterest-bearing liabilities	1,061			931
Total liabilities	274,758			240,994
Total shareholders’ equity	23,409			21,304
Total liabilities and shareholders’ equity	$298,167			$262,298
Net interest income		$2,743			$2,254
Net interest spread			3.40%			2.96%
Net interest margin			3.75%			3.48%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $39 thousand in 2010 and $30 thousand in 2009 are included in the calculation of the tax-exempt investment interest income.

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $34 thousand in 2010 and $24 thousand in 2009 are included in the calculation of the loan interest income. Net loan origination income (expense) in interest income totaled $10 thousand in 2010 and $24 thousand in 2009.

	2010			2009
Nine Months Ended September 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,208	$2	0.22%	$1,103	$2	0.24%
Interest bearing deposits in other banks	24,739	42	0.23	22,328	37	0.22
Investment securities (1):
Taxable	25,762	528	2.74	14,449	479	4.43
Tax-exempt (2)	7,702	356	6.18	5,686	264	6.21
Loans (3)	216,775	10,159	6.27	209,434	9,805	6.26
Total interest-earning assets	276,186	11,087	5.37	253,000	10,587	5.59
Noninterest-earning assets	7,569			5,445
Total assets	$283,755			$258,445

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$13,549	$21	0.21%	$13,064	$20	0.20%
Savings accounts	5,088	4	0.11	4,296	6	0.19
Money market accounts	62,904	535	1.14	42,452	373	1.17
Certificates of deposit $100,000 or more	49,569	763	2.06	52,461	1,327	3.38
Certificates of deposit less than $100,000	72,479	1,053	1.94	72,914	1,775	3.25
Short-term borrowings	474	15	4.23	77	3	5.21
Long-term borrowings	10,000	346	4.63	10,000	346	4.63
Junior subordinated debentures	6,186	303	6.55	6,186	303	6.55
Total interest-bearing liabilities	220,249	3,040	1.85	201,450	4,153	2.76
Noninterest-bearing deposits	39,906			35,087
Noninterest-bearing liabilities	835			792
Total liabilities	260,990			237,329
Total shareholders’ equity	22,765			21,116
Total liabilities and shareholders’ equity	$283,755			$258,445
Net interest income		$8,047			$6,434
Net interest spread			3.52%			2.83%
Net interest margin			3.90%			3.40%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $121 thousand in 2010 and $90 thousand in 2009 are included in the calculation of the tax-exempt investment interest income.

(3)

Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $100 thousand in 2010 and $57 thousand in 2009 are included in the calculation of the loan interest income. Net loan origination income (expense) in interest income totaled $46 thousand in 2010 and $18 thousand in 2009.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended September 30, 2010 compared to 2009			Nine Months Ended September 30, 2010 compared to 2009
	Increase (decrease) Due to		Net increase	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Interest-bearing deposits in other banks	$1	$1	$2	$3	$2	$5
Investment securities:
Taxable	206	(104)	102	251	(202)	49
Tax-exempt	27	—	27	63	29	92
Loans	154	(57)	97	230	124	354
Total interest income	388	(160)	228	547	(47)	500

Interest expense
Interest-bearing liabilities:
NOW accounts	—	3	3	—	1	1
Savings accounts	—	1	1	1	(3)	(2)
Money market accounts	59	(17)	42	120	42	162
Certificates of deposit $100,000 or more	28	(155)	(127)	(49)	(515)	(564)
Certificates of deposit less than $100,000	38	(219)	(181)	(7)	(715)	(722)
Short-term borrowings	3	(2)	1	10	2	12
Total interest expense	128	(389)	(261)	75	(1,188)	(1,113)
Net interest income	$260	$229	$489	$472	$1,141	$1,613

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

Three Months Ended September 30, 2010 and 2009

Net interest income (on a taxable-equivalent basis) was $2.74 million in 2010 and $2.25 million in 2009.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, along with an improvement in the volume of investment securities and loans.  Average earning assets increased by $33.80 million, or 13.17%, since September 30, 2009.  The yield on earning assets in 2010 decreased by 33 basis points to 5.18% from 5.51% in 2009.  The decrease of 77 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit.  The Company’s net interest margin was 3.75% and 3.48%, and the net interest spread was 3.40% and 2.96%, for the three-month periods ended September 30, 2010 and 2009, respectively.

Interest expense decreased 19.95% from $1.31 million in 2009 to $1.05 million in 2010 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.78% in 2010 from 2.55% in 2009 primarily as a result in declines in rates on certificates of deposit.

Nine Months Ended September 30, 2010 and 2009

Net interest income (on a taxable-equivalent basis) was $8.05 million in 2010 and $6.43 million in 2009.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, along with an increase in the volume of investment securities and loans and an increase in the yield earned on the loan portfolio.  Average earning assets increased by $26.19 million, or 10.35%, since September 30, 2009.  The yield on earning assets in 2010 decreased by 22 basis points to 5.37% from 5.59% in 2009.  The decrease of 91 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on certificates of deposit.  The Company’s net interest margin was 3.90% and 3.40%, and the net interest spread was 3.52% and 2.83%, for the nine-month periods ended September 30, 2010 and 2009, respectively.

Interest expense decreased 26.80% from $4.15 million in 2009 to $3.04 million in 2010 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.85% in 2010 from 2.76% in 2009 primarily as a result in declines in rates on and volumes of certificates of deposit.

Noninterest Income

Noninterest income was $150 thousand in 2010 and $143 thousand in 2009 for the respective quarters ended September 30.  Gains on sale of securities were $1 thousand in 2010 and none were realized in the same quarter in 2009; however, there were $5 thousand of losses on sale of foreclosed properties in 2009 and none in the third quarter of 2010.  For the nine month-periods ended September 30, 2010 and 2009, noninterest income was $518 thousand and $502 thousand, respectively.   Gains on sale of securities were $85 thousand and $117 thousand for the nine months ended September 30, 2010 and 2009, respectively.  The nine month period in 2009 includes a $37 thousand loss on the sale of foreclosed properties, while, there was no loss on the sale of foreclosed properties during the same period in 2010.

Noninterest Expense

Noninterest expense amounted to $2.04 million and $1.69 million for the three-month periods ended September 30, 2010 and 2009, respectively.  The primary increase in noninterest expense in 2010 compared to 2009 relates to increases in salaries of $210 thousand, which includes $51 thousand of stock option compensation expense in 2010, an increase in 401(k) matching contributions of $42 thousand and an increase in FDIC insurance premiums of $20 thousand, reflecting an increase in deposit levels.  Noninterest expense amounted to $5.95 million and $5.15 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The primary increase in noninterest expense in 2010 compared to 2009 relates to increases in salaries of $560 thousand, which includes $204 thousand of stock option compensation expense in 2010, but none in 2009, an increase in 401(k) matching contributions of $96 thousand and increased advertising expenses of $66 thousand.  Salaries expense was also impacted in 2010 due to promotions at the end of 2009, additional personnel for compliance, retail lending and staffing for the anticipated new branch opening in the first quarter of 2011, along with a merit increase for all employees.

Income Taxes

During the three months ended September 30, 2010, the Company recognized income tax expense of $129 thousand compared to $121 thousand during the same period in 2009.  The effective tax rates for the three-month periods in 2010 and 2009 were 34.77% and 31.84%, respectively.  The increase in income tax expense in 2010 is due to the of the impact of the $51 thousand of stock option compensation expense with the associated tax benefit of $9 thousand being recorded as additional paid in capital and not used to reduce the current period’s income tax expense.  During the nine months ended September 30, 2010, the Company recognized income tax expense of $498 thousand compared to $218 thousand during the same period in 2009.  The effective tax rates for the nine-month periods in 2010 and 2009 were 35.93% and 29.03%, respectively.  The increase in income tax expense in 2010 is due to the higher pre-tax income and the impact of the $204 thousand of stock option compensation expense with the associated tax benefit of $42 thousand being recorded as additional paid in capital and not used to reduce the current period’s income tax expense.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(59.32) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2010, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2010.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

September 30, 2010

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$1,400	$—	$—	$—	$1,400
Interest-bearing deposits in other banks	26,900	—	—	—	26,900
Investment securities(1)	881	10,491	7,901	22,442	41,715
Loans	90,827	84,581	30,540	12,654	218,602
Total interest-earning assets	120,008	95,072	38,441	35,096	288,617

Liabilities
Savings and NOW accounts	1,010	2,020	2,020	15,150	20,200
Money Market accounts	3,357	6,715	6,715	50,362	67,149
Certificates of deposit	86,681	27,302	14,990	—	128,973
Short-term borrowings	300	—	—	—	300
Long-term borrowings	5,000	5,000	—	—	10,000
Junior subordinated debentures	—	6,186	—	—	6,186
Total interest-bearing liabilities	96,348	47,223	23,725	65,512	232,808
Interest rate sensitivity gap	$23,660	$47,849	$14,716	$(30,416)	$55,809
Cumulative interest rate sensitivity gap	$23,660	$71,509	$86,225	$55,809
Cumulative gap ratio as a percentage of total assets	7.95%	24.04%	28.99%	18.76%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in the prime interest rate the Company’s net interest income would decrease by 1.68%.  However, a decrease in the prime interest rate of 200 basis points was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended September 30, 2010 and 2009 was $410 thousand and $275 thousand, respectively, and for the nine month periods ended September 30, 2010 and 2009 was $1.01 million and $875 thousand, respectively.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At September 30, 2010 and December 31, 2009, the allowance for loan losses was $3.53 million and $3.13 million, respectively.  The change in the allowance from December 31, 2009 reflects the provision of $1.01 million less net charge-offs of $609 thousand, consisting of $695 thousand in charge-offs and $86 thousand in recoveries, as compared to a provision of $875 thousand less net charge-offs of $785 thousand, consisting of $789 thousand in charge-offs and $4 thousand in recoveries in the same period of 2009.  The $695 thousand of charge-

offs in 2010 is a result of one (1) commercial real estate relationship in the amount of $500 thousand, one (1) commercial construction in the amount of $103 thousand and one (1) residential real estate relationship in the amount of $92 thousand, as compared to the $789 thousand of charge-offs in 2009, which consisted of three (3) commercial real estate relationships in the amount of $480 thousand, four (4) commercial and industrial relationships in the amount of $298 thousand and three (3) consumer relationships in the amount of $11 thousand.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  The allowance is based on two basic principles of accounting: (i) Accounting Standards Codification (“ASC”) Contingencies Topic, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC Receivables Topic, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans are any loans that have been classified by internal measurements as substandard or worse.  Factors considered by Management in determining impairment include payment status, collateral value, and the projected potential cash flow of the borrower.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The provision for loan losses included in the statements of operations serves to maintain the allowance at a level Management considers adequate.

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

The specific allowance component is used to individually establish an allowance for loans identified as impaired.  When impairment is identified, a specific reserve may be established based on the Company’s calculation of the estimated loss embedded in the individual loan.  Impaired loans are any loans that have been classified by internal measurements as substandard or worse.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment.  At September 30, 2010 there were $19.74 million of impaired loans, classified by internal measurements in the substandard category.  Included in this amount were four (4) commercial real estate loan relationships in the amount of $1.85 million and two (2) commercial and industrial loan relationships in the amount of $387 thousand, totaling $2.23 million, all of which were in a nonaccrual status, that were deemed to be impaired, and required a special reserve of $21 thousand.  In addition, there were $4.98 million of performing impaired loans that required specific reserves of $1.06 million and the remaining loans of $12.52 million which did not require any additional specific reserve.  At December 31, 2009 there were $12.95 million of impaired loans, classified by internal measurements in the substandard category.  Included in this amount were three (3) commercial real estate loan relationships in the amount of $840 thousand and one (1) construction loan relationship in the amount of $103 thousand, totaling $943 thousand, all of which were in a nonaccrual status, that were deemed to be impaired and required a specific reserve of $223 thousand.  In addition, there were $4.38 million of performing impaired loans that required specific reserves of $377 thousand and the remaining loans of $7.63 million which did not require any additional specific reserve.  All of the impaired loan relationships discussed are in different types of businesses.

The formula allowance component is used for estimating the loss on internally risk rated loans meeting the Company’s internal criteria for classification as special mention are segregated from performing loans within the portfolio. These internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment).  Each loan type is assigned an allowance factor based on Management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-classified loans due to Management’s concerns regarding collectability or Management’s knowledge of particular elements surrounding the borrower. Allowance factors increase with the worsening of the internal risk rating.

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

Management believes that the allowance for loan losses is adequate at September 30, 2010.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of September 30, 2010, the real estate loan portfolio constituted 86% of the total loan portfolio, as compared to 82% at December 31, 2009.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $9.43 million of at September 30, 2010.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Average total loans outstanding during period	$218,681	$208,906	$216,775	$209,434
Balance at beginning of period	$3,139	$3,038	$3,127	$3,120
Recoveries of loans previously charged-off	82	—	86	4
Loans charged-off (construction)	(103)	—	(103)	—
Loans charged-off (commercial and industrial)	—	(72)	—	(298)
Loans charged-off (commercial real estate)	—	(31)	(500)	(479)
Loans charged-off (residential real estate)	—	—	(92)	—
Loans charged-off (consumer)	—	—	—	(12)
Net charge-offs	(21)	(103)	(609)	(785)
Provision charged to operating expenses	410	275	1,010	875
Balance at end of period	$3,528	$3,210	$3,528	$3,210
Ratios of net charge-offs to average loans	0.01%	0.05%	0.28%	0.37%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	September 30,		December 31,
(dollars in thousands)	2010	% of Loans	2009	% of Loans
Real estate loans:
Construction and land development	$339	10%	$195	7%
Mortgage loans:
Secured by 1 to 4 family properties	785	17%	354	17%
Secured by multi-family (5 or more) residential properties	368	5%	244	6%
Secured by commercial properties	1,311	50%	1,624	49%
Secured by farm land	100	4%	74	3%
Total mortgage loans	2,564	76%	2,296	75%
Loans to farmers	—	—%	—	—%
Commercial and industrial loans	613	13%	617	17%
Loans to individuals for household, family and other personal expenditures	12	1%	19	1%
	$3,528	100%	$3,127	100%

	September 30,	December 31,
	2010	2009
Nonaccrual loans:
Construction	$—	$103
Commercial real estate	1,847	840
Commercial and industrial	387	—
Total nonaccrual loans	2,234	943
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	2,234	943
Foreclosure properties	495	495
Total nonperforming assets	$2,729	$1,438
Nonperforming assets to total assets	0.92%	0.56%

There were no other interest-bearing assets at September 30, 2010 or December 31, 2009 classified as past due 90 days or more and still accruing, restructured or problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Impaired loans with no allowance:
Construction	$2 ,031	$2,125
Commercial real estate	7,458	2,561
Commercial and industrial	4,220	3,282
Residential real estate	367	—
Total impaired loans with no allowance	$14,076	$7,968
Impaired loans with allowance:
Construction	$365	$365
Commercial real estate	4,240	3,853
Commercial and industrial	537	239
Residential real estate	521	525
Total impaired loans with allowance	$5,663	$4,982
Specific allocation of allowance	$1,078	$600

	September 30,	December 31,
(dollars in thousands)	2010	2009
Impaired performing loans:
Real estate — construction	$2,396	$2,387
Commercial real estate	9,851	5,574
Commercial and industrial	4,370	3,521
Residential real estate	888	525
Total impaired performing loans	$17,505	$12,007
Impaired nonperforming loans (nonaccrual):
Real estate — construction	$—	$103
Commercial real estate	1,847	840
Commercial and industrial	387	—
Total impaired nonperforming loans	$2,234	$943
Total impaired loans	$19,739	$12,950

	Nine Months Ended
	September 30,	September 30,
(dollars in thousands)	2010	2009
Average recorded investment in impaired loans	$15,431	$11,551
Interest income recognized on nonaccrual impaired loans based on cash payments received	$—	$—
Interest income forgone on nonaccrual loans	$—	$32

At September 30, 2010, there were $14.08 million of impaired loans with no specific reserves that consisted of two (2) construction loans in the aggregate amount to $2.03 million, seven (7) commercial real estate loans in the aggregate amount of $7.46 million, seven (7) commercial and industrial loans totaling $4.22 million and one (1) residential mortgage loan for $367 thousand.  By comparison at December 31, 2009 there were $7.97 million of impaired loans which required no specific reserves consisting of six (6) commercial real estate loans in the aggregate amount of $2.56 million, five (5) commercial and industrial loans totaling $3.28 million and three (3) construction loans for an aggregate of $2.13 million at December 31, 2009.  In addition at September 30, 2010, there were $5.66 million of impaired loans, which required specific reserves totaling $1.08 million, that consisted of one (1) construction loan for $365 thousand, ten (10) commercial real estate loans in the aggregate amount of $4.24 million, two (2) commercial and industrial loans totaling $537 thousand, and one (1) residential mortgage loan for $521 thousand compared to $4.98 million of impaired loans, which required specific reserves totaling $600 thousand, that consisted of one (1) construction loan for $365 thousand, seven (7) commercial real estate loans in the aggregate amount of $3.85 million, two (2) commercial and industrial loans totaling $239 thousand and one (1) residential mortgage loan for $525 thousand at December 31, 2009.

The increase in impaired loans is primarily related to two (2) commercial real estate loan relationships, aggregating $5.81 million, with no missed payments as of September 30, 2010 and two (2) commercial and industrial loan relationships totaling $575 thousand, with missed payment history, which required specific reserves of $231 thousand at September 30, 2010.  They all have been experiencing some cash flow problems, which causes the Company to have concerns about the ability of the borrowers to continue to perform in accordance with the current terms of the loan.

There are no loans that had a specific allowance as of December 31, 2009 that are still in the Company’s loan portfolio as of September 30, 2010 where the specific allowance has been reduced or eliminated.

Loans are placed into a nonaccruing status and classified as nonperforming when the principal or interest has been in default for a period of 90 days or more unless the obligation is well secured and in the process of collection.  A debt is “well secured” if it is secured by (i) pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt, (including accrued interest), in full, or (ii) the guarantee of a financially responsible party.   A debt is “in the process of collection” if collection on the debt is proceeding in due course either through legal action, including judgment enforcement procedure, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Loans classified as substandard or worse are considered for impairment testing.  A substandard loan shows signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  The borrower on such loans typically exhibit one or more of the following characteristics: financial ratios and profitability margins are well below industry average; a negative cash flow position exists; debt service capacity is insufficient to the service debt and an improvement in the cash flow position is unlikely within the next twelve months; secondary and tertiary means of debt repayment are weak.  Loans classified as substandard are characterized by the probability that the Bank will not collect amounts due according to the contractual terms or sustain some loss if the deficiencies are not corrected.

Loss potential, while existing with respect to the aggregate amount of substandard (or worse) loans, does not have to exist in any individual assets classified as substandard.  Such credits are also evaluated for nonaccrual status.

Impaired loans include loans that have been classified as substandard or worse.  However, certain of such loans have been paying as agreed and have remained current, with some financial issues related to cash flow that has caused some concern as to the ability of the borrower to perform in accordance with the current loan terms, but it has not been extreme enough to require the loan be put into a nonaccruing status.

The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower’s situation and the causes of the weakness in the individual loan.  To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan.  For the first none months of 2010, the Company has made concessions on only a few residential mortgage loans which included reducing the interest rate on two (2) residential mortgage loans in the amount $830 thousand and an interest only period of six to twelve months for a $473 thousand residential loan.

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $9.83 million as of September 30, 2010: loans converted to interest only periods for six to twelve months in the amount of $5.83 million, reduced interest rates on loans in the amount of $1.20 million, and loans that have been re-amortized in the amount of $2.80 million.  These loans have specific reserves of $589 thousand based on the collateral value.

As noted above the Company does not have a formal modification program; however, it had four (4) loan relationships as of September 30, 2010 that had been modified and then subsequently re-defaulted.  First of the loan relationships involves a $760 thousand commercial real estate loan, the second involves a $612 thousand commercial real estate loan, the third is a commercial and industrial loan in the amount of $178 thousand and the last is a loan relationship for a $70 thousand commercial real estate loan.

Loans classified as non-performing are nonaccrual loans and loans 90 days or more past due.  The Company does not have any loans 90 days or more past due that are still in an accruing status. If a loan has been modified and it is current as to principal and interest for a period of at least six months then it is classified as a performing loan, otherwise it is considered to be a non-performing loan.

The Company’s charge-off policy states after all collection efforts have been exhausted and the loan is deemed to be a loss, it will be charged to the Company’s established allowance for loan losses.  Consumer loans subject to the Uniform Retail Credit Classification are charged-off as follows (a) closed end loans are charged-off no later than 120 days after becoming delinquent, (b) consumer loans to borrowers who subsequently declare bankruptcy, where the Company is an unsecured creditor, are charged-off within 60 days of receipt of the notification from the bankruptcy court, (c) fraudulent loans are charged-off within 90 days of discovery and (d) death of a borrower will cause a charge-off to be incurred at such time an actual loss is determined.  All other types of loans are generally evaluated for loss potential at the 90th day past due threshold, and any loss is recognized no later than the 120th day past due threshold; each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

The Company does not normally engage in partial charge-offs and has not incurred any in the nine months ended September 30, 2010.

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

Commitments to extend credit and standby letters of credit were as follows:

September 30,
2010
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$22,640
Standby letters of credit	2,956
Total	$25,596

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, preferred stock (which the Company does not currently have authorized), or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  Under Dodd-Frank, the capital treatment of the Company’s trust preferred securities is grandfathered, but we will not be able to issue additional trust preferred securities which count as capital at the holding company.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with outstanding balances of $300 thousand and $500 thousand as of September 30, 2010 and December 31, 2009, respectively.  This facility matures on July 22, 2011, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.

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

Significant further growth of the Company may be limited because the current level of capital will not support rapid short term growth while meeting regulatory capital expectations.  Loan portfolio growth will need to be funded primarily by increases in deposits as the

Company has limited amounts of on-balance sheets assets deployable into loans.  Growth will depend upon Company earnings and/or the raising of additional capital.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of September 30, 2010 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2010, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2010, there have been 5,118 shares repurchased by the Company at an average price of $12.10.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 25.

Item 4T.                 Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  On July 30, 2010, the Bank was served with a lawsuit, Pionteck, v. Frederick County Bank, filed in the United States District Court for the District of Maryland, Greenbelt Division, alleging noncompliance the ATM notice requirements of the Electronic Funds Transfer Act.  The complaint, which purports to be a class action, was filed on July 15, 2010.  If the class action proceeds and the Bank is ultimately found to be liable, statutory damages from the noncompliance could be up to 1% of the Bank’s net worth, approximately $270 thousand at September 30, 2010.  The Bank is in the process of discussions with respect to the possible settlement of the claims for an amount, inclusive of plaintiff legal fees and costs, below the maximum statutory damages.  The Company’s September 30, 2010 financial statements reflect a reserve for litigation and settlement costs that the Company believes to cover substantially all remaining expense to be incurred in connection with this matter.  If settlement on the terms under discussion is reached and approved by the court, the Company believes that it would not have a material adverse affect on the Company’s financial position.  There can be no assurance that any settlement can be reached, or that final settlement will not result in greater expense than that anticipated in as a result of the current discussions.

Item 1A.  Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2010	0	N/A	0	0
August 1-31, 2010	0	N/A	0	0
September 1-30, 2010	5,118	$12.10	5,118	140,882	(2)

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank (8)
10(i)	Amendment to Loan Documents (9)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
21	Subsidiaries of the Registrant
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(9)          Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date:	November 8, 2010	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date:	November 8, 2010	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer and Chief Operating Officer