Form 10-K
period 2010-12-31
FREDERICK COUNTY BANCORP INC
filed 2011-02-18
CIK 1258831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-50407

FREDERICK COUNTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0049496
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 North Market Street, Frederick, Maryland 21701 (Address of principal executive offices)(Zip Code)
(Registrant's telephone number, including area code): 301.620.1400
Securities registered under Section 12(b) of the Exchange Act: None.
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2010 was approximately $12.9 million. As of February 1, 2011, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,471,164.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 12, 2011 are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2011, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Page 63.
	Item 1A.	Risk Factors. No disclosure required as the Company is a smaller reporting company.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 66.
	Item 3.	Legal Proceedings. See "Legal Proceedings" at Page 67.
	Item 4.	[Removed and Reserved]
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Page 74.
	Item 6.	Selected Financial Data. See "Five-Year Summary of Financial Information" at Page 4.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Market Risk, Liquidity and Interest Rate Sensitivity" at page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 29.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A	Controls and Procedures. See "Management's Report on Internal Control over Financial Reporting" at page 27 and "Disclosure Controls and Procedures" at Page 28.
	Item 9B.	Other Information. None.

PART III	Item 10.	Directors, Executive Officers, and Corporate Governance. The information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.
The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to William R. Talley, Jr., EVP, CFO & COO, Frederick County Bancorp, Inc., P.O. Box 1100, Frederick, MD 21702-0100.
There have been no material changes in the procedures by which shareholders may recommend nominees to the Company's Board of Directors since the proxy statement for the 2010 annual meeting of shareholders.
	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Executive Compensation" and "Election of Directors—Director's Compensation" in the Proxy Statement.
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Securities Authorized for Issuance Under Equity Compensation Plans" under the heading "Market for Common Stock and Dividends" at Page 76. The other information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Holders" in the Proxy Statement.
	Item 13.	Certain Relationships and Related Transactions, and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the caption "Election of Directors" and "Transactions with Related Parties" in the Proxy Statement. See also Item 10 to this Annual Report on Form 10-K.
	Item 14.	Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statement Schedules" at Page 79.

Forward Looking Statements

        This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. In some cases, forward looking statements can be identified by use of words such as "may," "will," "anticipates," "believes," "expects," "plans," "estimates," "potential," "continue," "could," "should," and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction markets in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION

        The following table sets forth certain selected financial data concerning the Company, and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Summary of Operating Results:
Total interest income	$14,496	$14,001	$15,480	$16,247	$13,735
Total interest expense	3,948	5,274	7,116	7,977	5,649

Net interest income	10,548	8,727	8,364	8,270	8,086
Provision for loan losses	1,660	1,175	935	491	213

Net interest income after provision for loan losses	8,888	7,552	7,429	7,779	7,873
Securities gains	283	235	26	27	—
(Loss) gain on sale of foreclosed properties	—	(37)	15	—	—
Gains from insurance proceeds	—	—	—	230	—
Other noninterest income (excluding gains and losses)	56	577	535	410	338
Noninterest expenses	7,956	6,791	6,526	6,172	5,229

Income before provision for income taxes	1,781	1,536	1,479	2,274	2,982
Provision for income taxes	626	488	441	714	1,062

Net income	1,155	1,048	1,038	1,560	1,920
Other comprehensive (loss) income, net of taxes	(77)	78	(9)	92	85

Comprehensive income	$1,078	$1,126	$1,029	$1,652	$2,005

Per Share Data:
Basic earnings	$0.79	$0.72	$0.71	$1.07	$1.32
Diluted earnings	0.78	0.71	0.69	1.03	1.26
Dividends declared	—	—	—	—	—
Book value at period-end	15.79	14.88	14.11	13.41	12.27
Shares outstanding at period-end	1,469,364	1,461,802	1,460,802	1,460,602	1,458,602
Weighted average shares outstanding:
Basic	1,469,100	1,461,079	1,460,670	1,460,125	1,458,602
Diluted	1,482,350	1,475,068	1,503,372	1,518,155	1,526,911
Other Data (At Year-End):
Assets	$289,043	$258,559	$254,562	$255,991	$234,951
Investments	31,699	25,643	21,639	28,952	30,112
Loans	209,387	214,943	211,840	209,011	173,954
Deposits	248,624	219,312	216,883	219,228	209,378
Short-term borrowings	300	500	—	—	—
Long-term borrowings	10,000	10,000	10,000	10,000	—
Junior subordinated debentures	6,186	6,186	6,186	6,186	6,186
Shareholders' equity	23,195	21,750	20,612	19,580	17,893
Performance Ratios:
Return on average assets	0.40%	0.40%	0.40%	0.63%	0.90%
Return on average shareholders' equity	5.04%	4.92%	5.12%	8.35%	11.34%
Allowance for loan losses to total loans	1.78%	1.45%	1.47%	1.26%	1.25%
Nonperforming assets to total assets	1.01%	0.56%	0.61%	0.12%	0.03%
Ratio of net charge-offs to average loans	0.49%	0.56%	0.21%	0.01%	—
Average equity to average assets	8.02%	8.19%	7.83%	7.58%	7.90%
Tier 1 capital to risk-weighted assets	12.86%	11.81%	11.59%	11.14%	12.10%
Total capital to risk-weighted assets	14.11%	13.06%	12.84%	12.29%	13.19%

 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company operates out of four banking offices located in the City of Frederick and Walkersville, Maryland. The Company also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties. The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp). See Note 8 to the consolidated financial statements for the year ended December 31, 2010 (the "consolidated financial statements") for additional disclosures related to the subsidiary trust.

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

Critical Accounting Policies

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management's assessment of the adequacy of the allowance for loan losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect. For discussions related to the critical accounting policies of the Company, refer to the sections in this Management's Discussion and Analysis entitled "Income Taxes," "Allowance for Loan Losses" and "Investment Portfolio."

Overview

        The following paragraphs provide an overview of the financial condition and results of operations of the Company. This discussion is intended to assist the readers in their analysis of the accompanying financial statements and notes thereto.

        During 2010, the economy in Frederick County continued to remain at a low level, as was the economy for many regions in the United States and many countries throughout the world. The unemployment rate for Frederick County remained stubbornly high at 7.4%, but compared favorably to the Maryland rate of 8.2% and the national rate of 9.8%. Businesses, as well as consumers, felt the continuing effects of the downturn as the slow improvement in the economy has produced low results in activity and job production. The effects of this downturn has had an effect on the loans that the Company has made. However, it is felt the local economy may be somewhat insulated from the full impact that may be felt in other parts of the country, because of the local presence of a federal government medical research installation that has seen government funds continue to flow into Frederick County.

        Net income was $1.16 million, $1.05 million and $1.04 million for the years ended December 31, 2010, 2009 and 2008, respectively. Basic and diluted earnings per share for 2010 were $0.79 and $0.78, respectively; 2009 were $0.72 and $0.71, respectively and 2008 were $0.71 and $0.69, respectively.

        Return on average assets and return on average shareholders' equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced returns on average assets of 0.40% for each of the years ended December 31, 2010, 2009 and 2008. Additionally, the Company experienced a return on average shareholders' equity of 5.04%, 4.92% and 5.12% for the years ended December 31, 2010, 2009 and 2008, respectively.

        During the year ended December 31, 2010, the Company experienced an increase in total assets as its customers sought the safety of the banking system and increased the Company's deposit base. At December 31, 2010, assets stood at $289.04 million as compared to $258.56 million at December 31, 2009 and $254.56 million at December 31, 2008. Gross loans decreased $5.56 million, or 2.58%, in 2010 to end the period at $209.39 million compared to $214.94 million at December 31, 2009 and $211.84 million at December 31, 2008. During 2010, certificates of deposit increased approximately $7.17 million, while total deposits increased to $248.62 million at December 31, 2010, up from $219.31 million at December 31, 2009 and from $216.88 million at December 31, 2008. During 2010, the Company continued the strategy, implemented in 2009, of utilizing some of the excess liquidity to purchase investment securities, resulting in a $6.06 million increase in the investment portfolio, to $31.70 million at December 31, 2010, a $4.00 million increase, to $25.64 million, at December 31, 2009, as compared to $21.64 million at December 31, 2008.

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

        The taxable-equivalent interest income of $14.79 million earned in 2010 was $578 thousand higher than the $14.21 million earned in 2009, which was $1.50 million lower than the amount realized in 2008. The increase in interest income in 2010 was primarily due to the increased volume of investment securities and loans, as the average yield on investment securities declined from 2009 and loan yields held steady. The decrease in interest income in 2009 was primarily due to the reduced yields earned on the loan portfolio which decreased to 6.26% in 2009 from 6.64% in 2008. The primary factor in the changes in interest income was changes in the federal funds target rate discussed below.

        The interest expense decreased from $7.12 million in 2008, to $5.27 million in 2009 and $3.95 million in 2010. The primary factor in the decreased interest expense in 2009 and 2010 was the reduction of the rates paid on the interest-bearing liabilities, as a result of actions of the Federal Reserve. Average interest bearing liabilities increased 10.12% in 2010, from $201.76 million in 2009 to $222.18 million in 2010, but decreased 0.6% to $201.76 million in 2009 from $202.97 million at in 2008. The average rate paid on these liabilities decreased from 3.50% to 2.61% from 2008 to 2009, and continued to decline to 1.78% during 2010, as the percentage of liabilities represented by certificates of deposit declined, and the rates paid on such deposits declined as they renewed or were replaced at current market rates. The Company feels that the rates paid on its deposit liabilities should remain stable, subject to a slight increase as a result of competitive factors, local market conditions and customer preferences.

        During 2010, the loan yields and the rates paid on interest bearing liabilities decreased due to the decrease of the federal funds rate maintained by the Federal Reserve, and the decreased reliance on higher rate funding sources, including certificates of deposits, which dropped to 54.9% of average interest-bearing liabilities in 2010 from 60.5% in 2009 and 64.2% in 2008. The Federal Reserve eased the federal funds rate down to a range of 0% to 0.25% as of December 31, 2008 and has maintained this level through December 31, 2010.

        The Company's net interest margin (net interest income as a percent of average interest-earning assets) was 3.89%, 3.51% and 3.44%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 3.53%, 2.98% and 2.78% for the years ended December 31, 2010, 2009 and 2008, respectively.

Comparative Statement Analysis

	Years Ended December 31,
	2010			2009			2008
	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$1,175	$2	0.17%	$1,102	$2	0.18%	$8,204	$193	2.35%
Interest-bearing deposits in other banks	25,967	59	0.23%	21,568	48	0.22%	3,673	56	1.52%
Investment securities(1):
Taxable	27,499	715	2.60%	15,613	639	4.09%	17,396	850	4.87%
Tax-exempt(2)	7,535	464	6.16%	5,850	362	6.19%	8,492	520	6.11%
Loans(3)	216,371	13,548	6.26%	210,224	13,159	6.26%	211,806	14,095	6.64%

Total interest-earning assets	278,547	14,788	5.31%	254,357	14,210	5.59%	249,571	15,714	6.28%

Noninterest-earning assets	7,125			5,637			9,522

Total assets	$285,672			$259,994			$259,093

Liabilities and Shareholders' Equity
Interest-bearing liabilities
NOW accounts	$13,794	31	0.22%	$13,296	27	0.20%	$11,490	37	0.32%
Savings accounts	5,065	5	0.10%	4,398	7	0.16%	3,966	20	0.50%
Money market accounts	64,667	679	1.05%	45,713	537	1.17%	40,234	752	1.86%
Certificates of deposit $100,000 or more	49,826	996	2.00%	50,483	1,628	3.22%	58,214	2,440	4.18%
Certificates of deposit less than $100,000	72,210	1,368	1.89%	71,497	2,201	3.08%	72,133	2,981	4.12%
Short-term borrowings	430	19	4.42%	184	8	4.35%	749	18	2.40%
Long-term borrowings	10,000	446	4.46%	10,000	462	4.62%	10,000	464	4.63%
Junior subordinated debentures	6,186	404	6.53%	6,186	404	6.53%	6,186	404	6.51%

Total interest-bearing liabilities	222,178	3,948	1.78%	201,757	5,274	2.61%	202,972	7,116	3.50%

Noninterest-bearing deposits	39,691			36,134			35,009
Noninterest-bearing liabilities	895			804			827

Total liabilities	262,764			238,695			238,808

Shareholders' equity	22,908			21,299			20,285

Total liabilities and shareholders' equity	$285,672			$259,994			$259,093

Net interest income		$10,840			$8,936			$8,598

Net interest spread			3.53%			2.98%			2.78%

Net interest margin			3.89%			3.51%			3.44%

(1)
Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders' equity.

(2)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $158 thousand in 2010, $123 thousand in 2009 and $177 thousand in 2008 are included in the calculation of the tax-exempt investment securities interest income.

(3)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $134 thousand in 2010, $86 thousand in 2009 and $57 thousand in 2008 are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan fees included in interest income totaled $90 thousand in 2010, $28 thousand in 2009 and $24 thousand in 2008.

Rate/Volume Analysis

        The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest Income
Interest-earning assets:
Federal funds sold	$—	$—	$—	$(167)	$(24)	$(191)
Interest-bearing deposits in other banks	10	1	11	272	(280)	(8)
Investment securities:
Taxable	486	(410)	76	(87)	(124)	(211)
Tax-exempt	104	(2)	102	(161)	3	(158)
Loans	385	4	389	(105)	(831)	(936)

Total interest income	985	(407)	578	(248)	(1,256)	(1,504)

Interest Expense
Interest-bearing liabilities:
NOW accounts	1	3	4	6	(16)	(10)
Savings accounts	1	(3)	(2)	2	(15)	(13)
Money market accounts	223	(81)	142	102	(317)	(215)
Certificates of deposit $100,000 or more	(21)	(611)	(632)	(323)	(489)	(812)
Certificates of deposit less than $100,000	22	(855)	(833)	(26)	(754)	(780)
Short-term borrowings	11	—	11	(14)	4	(10)
Long-term borrowings	—	(16)	(16)	—	(2)	(2)

Total interest expense	237	(1,563)	(1,326)	(253)	(1,589)	(1,842)

Net interest income	$748	$1,156	$1,904	$5	$333	$338

Noninterest Income

        Noninterest income was $849 thousand in 2010, $775 thousand in 2009 and $576 thousand in 2008, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income are securities gains of $283 thousand in 2010 and $235 thousand in 2009. Also included in noninterest income for 2009 is a loss of $37 thousand on the sale of foreclosed property, whereas no gain or loss was recognized in 2010.

Noninterest Expenses

        Noninterest expenses were $7.96 million in 2010, $6.79 million in 2009 and $6.53 million in 2008. See Note 12 to the consolidated financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The primary increase in noninterest expense in 2010 compared to 2009 relates to increases in salaries of $782 thousand, which includes $253 thousand of stock option compensation expense in 2010, as compared to no option expense in 2009, an increase in audit fees of $100 thousand which covers external audit, internal audit, loan review, and compliance audits, an increase in 401(k) matching contributions of $93 thousand, reflecting the resumption of matching contributions in 2010, and increased advertising expenses of $53 thousand. Salaries expense was also impacted in 2010 due to promotions at the end of 2009, additional personnel for compliance, retail lending and staffing for the anticipated new branch opening in the third quarter of 2011, along with a merit increase for all employees.

Income Taxes

        The Company incurred $626 thousand, $488 thousand and $441 thousand of income tax expenses in 2010, 2009 and 2008. The effective tax rates are 35.15% for 2010, 31.77% for 2009 and 29.82% for 2008. The increase in income tax rate in 2010 is primarily due to the higher pre-tax income and the impact of the $253 thousand of stock option compensation expense with the associated tax benefit of $49 thousand being recorded as additional paid in capital and not used to reduce the current period's income tax expense. The increase in the income tax rate for 2009 was due to a lower amount of tax-exempt interest income as a percentage of pre-tax income.

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

        The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the Company would have a cumulative negative gap at one year or less of $(42.99) million.

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

        The following table, "Interest Rate Sensitivity Gap Analysis," summarizes, as of December 31, 2010, the anticipated maturities or repricing of the Company's interest-earning assets and interest-

bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

        It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at December 31, 2010. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates traditionally tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case. Nor does it account for the effects of competition on pricing of deposits and loans. For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations. During 2009, the Company began to place interest rate floors on its commercial floating rate loans.

Interest Rate Sensitivity Gap Analysis
December 31, 2010

	Expected Repricing or Maturity Date
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(dollars in thousands)
Assets
Federal funds sold	$1,128	$—	$—	$—	$1,128
Interest-bearing deposits in other banks	39,468	—	—	—	39,468
Investment securities(1)	1,469	6,904	9,393	12,112	29,878
Loans	90,147	84,898	23,116	11,226	209,387

Total interest-earning assets	132,212	91,802	32,509	23,338	279,861

Liabilities
Savings and NOW Accounts	994	1,987	1,987	14,902	19,870
Money Market Accounts	3,566	7,132	7,132	53,486	71,316
Certificates of Deposit	77,531	21,587	17,076	—	116,194
Short-term borrowings	300	—	—	—	300
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	88,577	30,706	36,195	68,388	223,866

Interest rate sensitivity gap	$43,635	$61,096	$(3,686)	$(45,050)	$55,995

Cumulative interest rate sensitivity gap	$43,635	$104,731	$101,045	$55,995

Cumulative gap ratio as a percentage of total assets	15.10%	36.23%	34.96%	19.37%

(1)
Excludes equity securities.

        In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on period end Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a "shock test" assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results show that with a 200 basis point rise in interest rates, the Company's net interest income would decline by 0.96%. However, a decrease in interest rates of 200 basis points was not considered to be feasible since this would imply that the federal funds rate would fall below zero.

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

Investment Portfolio

        The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a weighted-average life of seven years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2010, the mortgage-backed debt securities had a weighted-average life of 6.50 years, and the municipal securities had a weighted-average life of 8.17 years, giving the total investment portfolio a weighted-average life of 5.89 years. The average tax-equivalent yield earned on the investment portfolio for 2010, 2009 and 2008 was 3.37%, 4.66% and 5.29%, respectively. The mortgage-backed securities portfolio does not include any private label, subprime or Alt-A type investments, which would carry a higher degree of risk.

        The Company had $13.65 million in bonds in an unrealized loss position amounting to $271 thousand at December 31, 2010 that were temporarily impaired due to the current interest rate environment and not increased credit risk. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders' equity at December 31, 2010.

        The following tables set forth certain information regarding the Company's investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2010			2009			2008
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$—	$—	—%	$490	$493	4.46%	$—	$—	—
Due after one year through five years	—	—	—%	1,391	1,415	4.03%	2,283	2,302	4.81%
Due after five years through ten years	—	—	—%	497	526	5.00%	645	650	5.00%
States and political subdivisions:
Due after five years through ten years	2,094	2,085	5.36%	910	909	5.47%	405	392	5.25%
Due after ten years	7,005	6,932	5.74%	6,935	6,942	5.90%	5,281	5,094	5.93%
Mortgage-backed debt securities	20,830	20,861	2.71%	13,478	13,492	3.63%	11,178	11,302	5.11%
Equity securities	300	300	—%	300	300	—%	300	300	—%

	$30,229	$30,178	3.57%	$24,001	$24,077	4.38%	$20,092	$20,040	5.21%

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

	December 31,
	2010		2009		2008		2007		2006
	(dollars in thousands)
Real estate—construction and land development	$15,742	8%	$15,726	7%	$17,049	8%	$28,077	13%	$30,183	17%

Real estate—mortgage loans:
Commercial properties	128,998	62%	113,373	52%	112,384	53%	107,490	52%	77,884	45%
Residential properties	37,143	17%	48,717	23%	45,842	22%	44,340	21%	34,194	22%

Total real estate—mortgage loans	166,141	79%	162,090	75%	158,226	75%	151,830	73%	116,718	67%

Commercial and industrial loans	25,778	12%	35,397	17%	34,827	16%	27,331	13%	24,806	14%
Consumer	1,726	1%	1,730	1%	1,738	1%	1,773	1%	2,247	2%

Total loans	$209,387	100%	$214,943	100%	211,840	100%	209,011	100%	173,954	100%
Less allowance for loan losses	(3,718)		(3,127)		(3,120)		(2,640)		(2,166)

Net loans	$205,669		$211,816		$208,720		$206,371		$171,788

        As of December 31, 2010, the real estate loan portfolio constituted 87% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Company has $9.57 million and $8.66 million in outstanding balances of interest-only home equity lines of credit at December 31, 2010 and 2009, respectively.

        During 2010, the balance of loans in the construction and land development category has remained constant. However, over the past three years, the Company intentionally limited the origination of real estate construction and land development loans, raising credit standards, as management believed the market for projects being financed was becoming overheated.

        Under guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital. The Company monitors the level of construction and land development, and non-owner occupied commercial real estate loans in relation to its total risk-weighted capital on at least a quarterly basis. The banking regulators have established guidance limits of 100% and 300% of total risk-weighted capital for construction and land development, and non-owner occupied commercial real estate loans, respectively. These ratios as of December 31, 2010 were 48.97% for construction and land development loans and 180.13% for non-owner occupied commercial real estate loans. While our level of loans in these areas is below the percentages established in the regulatory guidance, there can be no assurance that we will not be required to maintain higher levels of capital as a result of our concentration of loans.

Maturity and Interest Rate Sensitivity of Loans

        The following table presents the maturities or repricing periods of loans outstanding at December 31, 2010.

	Maturing in
	One year or less		After 1 through 5 years		After 5 years
	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(dollars in thousands)
Real estate-construction and land development	$7,649	$1,203	$6,773	$—	$117	$—	$15,742
Real estate-mortgage	50,390	17,305	84,521	3,609	10,316	—	166,141
Commercial and industrial loans	6,525	5,919	12,626	—	708	—	25,778
Consumer	728	428	485	—	85	—	1,726

Total	$65,292	$24,855	$104,405	$3,609	$11,226	$—	$209,387

Allowance for Loan Losses

        The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses in 2010, 2009 and 2008 were $1.66 million, $1.18 million and $935 thousand, respectively. The increase in the provision for loan losses in 2010 compared to 2009 and 2008 is primarily due to the an increase in the amount of substandard loans, which require higher levels of reserves, along with an increase in gross charge-offs incurred in 2010 of $1.28 million as compared to $1.17 million in 2009 and $465 thousand in 2008. At December 31, 2010, the allowance for loan losses was $3.72 million or 1.78% of total loans.

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

        The following table reflects activity in the allowance for loan losses for the periods indicated.

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Average total loans outstanding during year	$216,371	$210,224	$211,806	$195,040	$162,562

Balance at beginning of year	$3,127	$3,120	$2,640	$2,166	$1,953

Recoveries—real estate construction	2	—	—	—	—
Recoveries—commercial real estate	4	—	—	—	—
Recoveries—commercial and industrial	4	4	10	—	—
Recoveries—consumer	1	—	—	—	—

Total recoveries	213	4	10	—	—

Charge-offs—real estate construction	(173)	(90)	—	—	—
Charge-offs—commercial real estate	(500)	(596)	(76)	—	—
Charge-offs—residential real estate	(92)	—	(6)	—	—
Charge-offs—commercial and industrial	(515)	(474)	(378)	—	—
Charge-offs—consumer	(2)	(12)	(5)	(17)	—

Total charge-offs	(1,282)	(1,172)	(465)	(17)	—

Net charge-offs	(1,069)	(1,168)	(455)	(17)	—

Provision charged to operating expenses	1,660	1,175	935	491	213

Balance at end of year	$3,718	$3,127	$3,120	$2,640	$2,166

Ratios of net charge-offs to average loans	0.49%	0.56%	0.21%	0.01%	0.00%

Problem Assets

        The following table reflects the Company's problem assets at the dates indicated. Except as reflected in the tables, there were no other interest-bearing assets at December 31, 2010 classifiable as nonaccrual, 90 days past due or problem assets.

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonperforming loans:
Nonaccrual—real estate construction	$111	$103	$—	$—	$—
Nonaccrual—real estate mortgage	1,193	840	1,103	309	—
Nonaccrual—commercial and industrial	178	—	94	—	36
Nonaccrual—consumer	—	—	—	1	24

Total nonperforming loans	$2,202	$943	$1,197	$310	$60

Foreclosed properties:
Foreclosed properties—commercial real estate	231	—	—		—
Foreclosed properties—residential real estate	495	495	363	—	—

Total foreclosed properties	726	495	363	—	—

Total nonperforming assets	$2,928	$1,438	$1,560	$310	$60

Nonperforming assets to total loans and foreclosed properties at period end	1.39%	0.67%	0.74%	0.15%	0.03%

Nonperforming assets to total assets at period end	1.01%	0.56%	0.61%	0.12%	0.03%
Allowance for loan losses to nonperforming loans at period end	126.98%	331.60%	260.65%	851.61%	3,610.00%

        Information concerning the Company's recorded investment in impaired loans is as follows:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Impaired loans with no allowance:
Construction	$2,038	$2,125
Commercial real estate	8,374	2,561
Residential real estate	364	—
Commercial and industrial	4,179	3,282

Total impaired loans with no allowance	$14,955	$7,968

Impaired loans with allowance:
Construction	$365	$365
Commercial real estate	4,737	3,853
Residential real estate	517	525
Commercial and industrial	414	239

Total impaired loans with allowance	$6,033	$4,982

Specific allocation of allowance	$1,244	$600

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Impaired performing loans:
Real estate—construction	$2,403	$2,387
Commercial real estate	11,296	5,574
Residential real estate	881	525
Commercial and industrial	4,206	3,521

Total impaired performing loans	$18,786	$12,007

Impaired nonperforming loans (nonaccrual):
Real estate—construction	$—	$103
Commercial real estate	1,815	840
Commercial and industrial	387	—

Total impaired nonperforming loans	$2,202	$943

Total impaired loans	$20,988	$12,950

        At December 31, 2010, there were $14.96 million of impaired loans with no specific reserves that consisted of two (2) construction loans in the aggregate amount to $2.04 million, fourteen (14) commercial real estate loans in the aggregate amount of $8.36 million, one (1) residential mortgage loan for $364 thousand and ten (10) commercial and industrial loans totaling $4.18 million. By comparison at December 31, 2009 there were $7.97 million of impaired loans which required no specific reserves consisting of six (6) commercial real estate loans in the aggregate amount of $2.56 million, five (5) commercial and industrial loans totaling $3.28 million and three (3) construction loans for an aggregate of $2.13 million at December 31, 2009. In addition at December 31, 2010, there were $6.03 million of impaired loans, which required specific reserves totaling $1.24 million, that consisted of one (1) construction loan for $365 thousand, eleven (11) commercial real estate loans in the aggregate amount of $4.73 million, one (1) residential mortgage loan for $517 thousand and three (3) commercial and industrial loans totaling $414 thousand compared to $4.98 million of impaired loans, which required specific reserves totaling $600 thousand, that consisted of one (1) construction loan for $365 thousand, seven (7) commercial real estate loans in the aggregate amount of $3.85 million, two (2) commercial and industrial loans totaling $239 thousand and one (1) residential mortgage loan for $525 thousand at December 31, 2009.

        The increase in impaired loans is primarily related to two (2) commercial real estate loan relationships, aggregating $6.39 million, with no missed payments as of December 31, 2010 and one (1) commercial and industrial loan relationship totaling $790 thousand, with missed payment history, which required specific reserves of $213 thousand at December 31, 2010. These credits have been experiencing some cash flow problems, which causes the Company to have concerns about the ability of the borrowers to continue to perform in accordance with the current terms of the loan.

        There are no loans that had a specific allowance as of December 31, 2009 that are still in the Company's loan portfolio as of December 31, 2010 where the specific allowance has been reduced or eliminated.

        Loans are placed into a nonaccruing status and classified as nonperforming when the principal or interest has been in default for a period of 90 days or more unless the obligation is well secured and in the process of collection. A debt is "well secured" if it is secured by (i) pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt, (including accrued interest), in full, or (ii) the guarantee of a financially responsible party. A debt is "in the process of collection" if collection on the debt is proceeding in due course either through legal action, including judgment enforcement procedure, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

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

        Impaired loans include loans that have been classified as substandard or worse. However, certain of such loans have been paying as agreed and have remained current, with some financial issues related to cash flow that has caused some concern as to the ability of the borrower to perform in accordance with the current loan terms, but it has not been extreme enough to require the loan be put into a nonaccruing status. At December 31, 2010, there were $18.79 million of such loans.

        The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower's situation and the causes of the weakness in the individual loan. To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan. During 2010, the Company has made concessions on only a few residential mortgage loans which included reducing the interest rate on two (2) residential mortgage loans in the amount $841 thousand and an interest only period of six to twelve months for a $473 thousand residential loan.

        Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $10.44 million as of December 31, 2010: loans converted to interest only periods for six to twelve months in the amount of $6.18 million, reduced interest rates on loans in the amount of $629 thousand, and loans that have been re-amortized in the amount of $3.63 million. These loans have specific reserves of $1.08 million based on the collateral value.

        As noted above the Company does not have a formal modification program; however, it had four (4) loan relationships as of December 31, 2010 that had been modified and then subsequently re-defaulted. The first of these loan relationships involves a $760 thousand commercial real estate loan, the second involves a $612 thousand commercial real estate loan, the third is a commercial and industrial loan in the amount of $178 thousand and the last is a $70 thousand commercial real estate loan.

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

        The Company's charge-off policy states after all collection efforts have been exhausted and the loan is deemed to be a loss, it will be charged to the Company's established allowance for loan losses. Consumer loans subject to the Uniform Retail Credit Classification are charged-off as follows: (a) closed end loans are charged-off no later than 120 days after becoming delinquent, (b) consumer loans to borrowers who subsequently declare bankruptcy, where the Company is an unsecured creditor, are charged-off within 60 days of receipt of the notification from the bankruptcy court, (c) fraudulent loans are charged-off within 90 days of discovery and (d) death of a borrower will cause a charge-off to be incurred at such time an actual loss is determined. All other types of loans are generally evaluated for loss potential at the 90th day past due threshold, and any loss is recognized no later than the 120th day past due threshold; each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

        The Company does not normally engage in partial charge-offs and has only incurred one (1) in the amount of $70,000 for a residential real estate loan for the year ended December 31, 2010.

        The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
	2010	% of Loans	2009	% of Loans	2008	% of Loans	2007	% of Loans	2006	% of Loans
	(dollars in thousands)
Real estate loans:
Construction and land development	$273	8%	$195	7%	$333	8%	$240	13%	$218	17%

Mortgage loans:
Commercial properties	2,546	61%	1,942	58%	2,141	58%	1,703	55%	1,458	47%
Residential properties	432	18%	354	17%	137	17%	71	18%	51	20%

Total mortgage loans	2,978	79%	2,296	75%	2,278	75%	1,774	73%	1,509	67%

Commercial and industrial loans	455	12%	617	17%	472	16%	532	13%	400	14%
Consumer	12	1%	19	1%	37	1%	94	1%	39	2%

	$3,718	100%	$3,127	100%	$3,120	100%	$2,640	100%	$2,166	100%

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

        Approximately 56.0% and 49.7% of the Company's deposits at December 31, 2010 and 2009 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Time deposits in denominations of $100,000 or more can be more volatile and more expensive than time deposits of less than $100,000. However, because the Bank focuses on relationship banking, and most of these deposits are obtained from the local community, historical experience has been that large time deposits have not been more volatile or significantly more volatile or expensive than smaller denomination certificates. The Company does not have any brokered deposits as of December 31, 2010, 2009 or 2008.

        The following tables provide a summary of the Company's deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2010, 2009, and 2008.

Average Deposits and Average Rate

	December 31,
	2010		2009		2008
	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$39,691	—	$36,134	—	$35,009	—
Interest-bearing demand deposits: NOW accounts	13,794	0.22%	13,296	0.20%	11,490	0.32%
Money market accounts	64,667	1.05%	45,713	1.17%	40,234	1.86%
Savings accounts	5,065	0.10%	4,398	0.16%	3,966	0.50%
Certificates of deposit: $100,000 or more	49,826	2.00%	50,483	3.22%	58,214	4.18%
Less than $100,000	72,210	1.89%	71,497	3.08%	72,133	4.12%

Total average deposits	$245,253	2.99%	$221,521	3.31%	$221,046	3.32%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
	2010	2009	2008
	(dollars in thousands)
Maturing in:
3 months or less	$5,157	$13,247	$10,992
Over 3 months through 6 months	2,980	5,049	7,989
Over 6 months through 12 months	24,153	9,128	25,471
Over 12 months	15,275	15,328	13,383

	$47,565	$42,752	$57,835

Borrowings

        For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, which includes federal funds lines of credit to purchase overnight funds from correspondent banks and an unsecured line of credit for Bancorp. The Company also offers retail repurchase agreements, which are securities sold under an agreement to repurchase, which is considered to be a short-term borrowing. There were no retail repurchase agreements outstanding at December 31, 2010, 2009 or 2008. The following table set forth certain information regarding the Company's short-term borrowings at the dates indicated.

Short-Term Borrowings

	2010	2009	2008
	(dollars in thousands)
Total outstanding at year-end	$300	$500	$—
Average amount outstanding during the year	$430	$184	$749
Maximum amount outstanding at any month-end	$500	$500	$4,000
Weighted-average interest rate at year-end	4.25%	4.25%	—
Weighted-average interest rate during the year	4.42%	4.35%	2.40%

        The short-term borrowings at December 31, 2010 consist of an unsecured revolving line of credit borrowing arrangement from an unaffiliated financial institution in the amount of $300 thousand at a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, that matures on July 22, 2011. The Company's unused lines of credit for short-term borrowings totaled $7.70 million and $7.50 million at December 31, 2010 and 2009, respectively. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amounts of $3.70 million and $3.50 million as of December 31, 2010 and 2009, respectively, and an unsecured federal funds line of credit from an unaffiliated financial institution for the Bank in the amount of $4.00 million at December 31, 2010 and 2009.

Long-Term Borrowings

        At December 31, 2010 and 2009, the Company had $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta ("FHLB"). There are two advances in the amounts of $5.00 million each, which bear interest rates of 3.29% and 3.05%, and each of which matures on November 19, 2015. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's residential mortgage loan portfolio.

Trust Preferred Securities/Junior Subordinated Debentures

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all $186 thousand of the common securities. The principal asset of the Trust is $6.186 million of Bancorp's junior subordinated debentures. The junior subordinated debentures bear interest at a fixed rate of 6.5375% until December 15, 2011, at which time the interest rate becomes a variable rate, adjusted quarterly, equal to 163 basis points over three-month LIBOR. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust securities. The proceeds from this issuance were used to repay a $450 thousand short-term debt obligation that matured in January 2007, capital injections of $4.50 million into the Bank, and the remaining proceeds were used to supplement the Company's capital for continued growth and other general corporate purposes. The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill, after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation. At December 31, 2010, all of the trust preferred securities qualified as Tier 1 capital.

Capital Resources

        The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above that can be recognized as capital for regulatory purposes. The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with outstanding balances of $300 thousand and $500 thousand as of December 31, 2010 and 2009, respectively. This facility matures on July 22, 2011, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed. The Company does not anticipate any issues with the renewal of this credit facility.

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Company will be subject to additional requirements when its assets exceed $500 million, it has publicly issued debt or it engages in certain highly leveraged activities. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2010 and that the Company would meet such requirements if applicable. See Note 13 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

        As of December 31, 2010, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table in Note 13 to the consolidated financial statements. There are no conditions or events since that notification which management believes have changed the Bank's category.

        On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.50 million, through June 30, 2012, or earlier termination of the program by the Board of Directors. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company's shares. As of December 31, 2010, 5,118 shares have been repurchased by the Company.

        The Bank's capital ratios significantly exceed the regulatory requirements for well capitalized banks, with its ratios of 13.81% and 12.56% for Total Risk-Based Capital and Tier 1 Capital, respectively, compared to the regulatory minimums to be well capitalized of 10.00% and 6.00%, and compared to ratios of 12.80% and 11.55% at December 31, 2009. The increase in the Bank's capital ratios over the course of 2010 resulted primarily from retained earnings of $1.44 million and the shifting of risk-weighted assets to lower weighted categories. Management of the Company believes that its level of existing capital is adequate to support continued successful implementation of the Company's business plan without the need for government capital assistance. In light of regulatory pressures on substantially all banks, and the Company's desire, to maintain capital levels in excess of the minimum requirements for well capitalized status, the Company has relatively little room for asset growth without an additional capital infusion, through borrowing or through the issuance of additional capital stock.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the "COSO" criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010. Management's assessment concluded that there were no material weaknesses within the Company's internal control over financial reporting.

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected or is likely to materially affect, the Company's internal control over financial reporting.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. As the Company is a smaller reporting company, management's report is not required to be attested to by the Company's registered public accounting firm.

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
Frederick, Maryland

        We have audited the accompanying consolidated balance sheets of Frederick County Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Baltimore, Maryland
February 15, 2011

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
	(dollars in thousands)
Assets
Cash and due from banks	$1,469	$1,447
Federal funds sold	1,128	938
Interest-bearing deposits in other banks	39,468	9,729

Cash and cash equivalents	42,065	12,114

Investment securities available-for-sale—at fair value	30,178	24,077
Restricted stock	1,521	1,566
Loans	209,387	214,943
Less: Allowance for loan losses	(3,718)	(3,127)

Net loans	205,669	211,816

Bank premises and equipment	4,968	4,997
Accrued interest and other assets	4,642	3,989

Total assets	$289,043	$258,559

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$41,244	$38,199
Interest-bearing deposits	207,380	181,113

Total deposits	248,624	219,312

Short-term borrowings	300	500
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	738	811

Total liabilities	265,848	236,809

Commitments and Contingencies (Notes 9, 16, and 17)
Shareholders' Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,469,364 and 1,460,802 shares issued and outstanding, respectively	15	15
Additional paid-in capital	15,069	14,702
Retained earnings	8,142	6,987
Accumulated other comprehensive (loss) income	(31)	46

Total shareholders' equity	23,195	21,750

Total liabilities and shareholders' equity	$289,043	$258,559

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$13,414	$13,073
Interest and dividends on investment securities:
Taxable	665	590
Tax exempt	306	239
Dividends	50	49
Interest on federal funds sold	2	2
Other interest income	59	48

Total interest income	14,496	14,001

Interest expense:
Interest on deposits	3,079	4,400
Interest on short-term borrowings	19	8
Interest on long-term borrowings	446	462
Interest on junior subordinated debentures	404	404

Total interest expense	3,948	5,274

Net interest income	10,548	8,727
Provision for loan losses	1,660	1,175

Net interest income after provision for loan losses	8,888	7,552

Noninterest income:
Securities gains	283	235
(Loss) gain on sale of foreclosed properties	—	(37)
Service fees	368	371
Other operating income	198	206

Total noninterest income	849	775

Noninterest expenses:
Salaries and employee benefits	4,703	3,729
Occupancy and equipment expenses	1,242	1,288
Other operating expenses	2,011	1,774

Total noninterest expenses	7,956	6,791

Income before provision for income taxes	1,781	1,536
Provision for income taxes	626	488

Net income	$1,155	$1,048

Basic earnings per share	$0.79	$0.72

Diluted earnings per share	$0.78	$0.71

Basic weighted average number of shares outstanding	1,469,100	1,461,079

Diluted weighted average number of shares outstanding	1,482,350	1,475,068

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2010 and 2009
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance, January 1, 2009	1,460,802	$15	$14,690	$5,939	$(32)	$20,612
Comprehensive income: Net income				1,048		1,048
Reclassification adjustment for (gains) losses realized, net of income taxes of $93					(142)	(142)
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $144					220	220

Total comprehensive income						1,126
Shares issued under stock option transactions	1,000		10			10
Compensation expense from stock option transactions			2			2

Balance, December 31, 2009	1,461,802	15	14,702	6,987	46	21,750
Comprehensive income: Net income				1,155		1,155
Reclassification adjustment for (gains) losses realized, net of income taxes of $112					(172)	(172)
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $61					95	95

Total comprehensive income						1,078
Shares repurchased	(5,118)		(62)			(62)
Shares issued under stock option transactions	12,680		127			127
Compensation expense from stock option transactions			253			253
Excess tax benefit from equity- based awards			49			49

Balance, December 31, 2010	1,469,364	$15	$15,069	$8,142	$(31)	$23,195

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2010	2009
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,155	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	320
Deferred income taxes (benefits)	(256)	58
Provision for loan losses	1,660	1,175
Securities gains	(283)	(235)
Net premium amortization on investment securities	372	55
Loss on sale of foreclosed property	—	37
Stock-based compensation expense	253	2
Provision for foreclosed properties	17	—
Excess tax benefit from equity-based awards	(49)	—
Increase in accrued interest and other assets	(105)	(1,007)
Decrease in accrued interest and other liabilities	(43)	(100)

Net cash provided by operating activities	3,015	1,353

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(26,881)	(16,802)
Proceeds from sales of investment securities available-for-sale	13,348	8,453
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	7,216	4,620
Redemptions of restricted stock	45	33
Net decrease (increase) in loans	4,247	(4,925)
Purchases of bank premises and equipment	(265)	(96)
Proceeds from sale of foreclosed properties	—	484

Net cash used in investing activities	(2,290)	(8,233)

Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	22,145	23,585
Net increase (decrease) in time deposits	7,167	(21,156)
Proceeds from short-term borrowings	—	500
Repayment of short-term borrowings	(200)	—
Proceeds from issuance of common stock	127	10
Repurchase of common stock	(62)	—
Excess tax benefit from equity-based awards	49	—

Net cash provided by financing activities	29,226	2,939

Net increase (decrease) in cash and cash equivalents	29,951	(3,941)
Cash and cash equivalents—beginning of year	12,114	16,055

Cash and cash equivalents—end of year	$42,065	$12,114

Supplemental cash flow disclosure:
Interest paid	$4,002	$5,370

Income taxes paid	$884	$380

Transfer of loans to foreclosed properties	$240	$654

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

        In consolidation, all significant intercompany balances and transactions have been eliminated.

        The Company also has an investment in FCBI Statutory Trust I, a statutory trust that is not consolidated in accordance with Accounting Standards Codification ("ASC") Topic 810 Consolidation. See Note 8.

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

        Dividend and interest income, including amortization of premium and accretion of discount arising at acquisition, from all categories of investment securities are included in interest income in the consolidated statements of income.

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

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is based on two basic principles of accounting: (i) ASC Topic 450 Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC Topic 310 Receivables, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, if such loans are considered to be collateral dependent and in the process of collection, or the present value of future cash flows, or the loan's value as observable in the secondary market. A loan is considered impaired when, based on current information and events, the Company has concerns about the ability to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

        Loans are placed into a nonaccruing status and classified as nonperforming when the principal or interest has been in default for a period of 90 days or more unless the obligation is well secured and in the process of collection. A debt is "well secured" if it is secured by (i) pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt, (including accrued interest), in full, or (ii) the guarantee of a financially responsible party. A debt is "in the process of collection" if collection on the debt is proceeding in due course either through legal action, including judgment enforcement procedure, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

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

        The Company's charge-off policy states after all collection efforts have been exhausted and the loan is deemed to be a loss, it will be charged to the Company's established allowance for loan losses. Consumer loans subject to the Uniform Retail Credit Classification are charged-off as follows (a) closed end loans are charged-off no later than 120 days after becoming delinquent, (b) consumer loans to borrowers who subsequently declare bankruptcy, where the Company is an unsecured creditor, are charged-off within 60 days of receipt of the notification from the bankruptcy court, (c) fraudulent loans are charged-off within 90 days of discovery and (d) death of a borrower will cause a charge-off to be incurred at such time an actual loss is determined. All other types of loans are generally evaluated for loss potential at the 90th day past due threshold, and any loss is recognized no later than the 120th day past due threshold; each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

	Years Ended December 31,
	2010	2009
	(dollars in thousands, except per share amounts)
Net income	$1,155	$1,048

Basic earnings per share	$0.79	$0.72

Diluted earnings per share	$0.78	$0.71

Basic weighted average number of shares outstanding	1,469,100	1,461,079
Effect of dilutive securities—stock options	13,250	13,989

Diluted weighted average number of shares outstanding	1,482,530	1,475,068

Anti-dilutive securities outstanding	88,468	—

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance under ASC Topic 860 Transfers and Servicing, also known as Accounting Standards Update ("ASU") 2009-16, for guidance on the transfer and servicing of financial assets. This guidance eliminates the concept of a "qualifying special-purpose entity" from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities, to qualifying special-purpose entities. This guidance is effective at the beginning of a reporting entity's first fiscal year that begins after November 15, 2009. The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company's consolidated financial condition or results of operations.

        In June 2009, the FASB issued new guidance under ASC Topic 810 Consolidation, also known as ASU 2009-17, for guidance on the consolidation of variable interest entities. This amends the original guidance, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE. Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. It is effective at the beginning of a company's first fiscal year that begins after November 15, 2009. The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company's consolidated financial condition or results of operations.

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

        In July 2010, the FASB issued new guidance under ASC Topic 310 Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" also known as ASU 2010-20. The guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's financial statements that include periods beginning on or after January 1, 2011.

Note 2.  Compensating Balances:

        Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $750 thousand at each of December 31, 2010 and 2009. In addition, for the reserve maintenance period in effect at December 31, 2010 and 2009, the Company was required to maintain balances of $350 thousand with the Federal Reserve Bank.

Note 3.  Investments:

        The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2010 and 2009 are as follows:

Available-for-sale

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$2,094	$12	$21	$2,085
Due after ten years	7,005	50	123	6,932

	9,099	62	144	9,017

Mortgage-backed debt securities	20,830	158	127	20,861
Equity securities	300	—	—	300

	$30,229	$220	$271	$30,178

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$490	$3	$—	$493
Due after one year through five years	1,391	29	5	1,415
Due after five years through ten years	497	29	—	526

	2,378	61	5	2,434

States and political subdivisions:
Due after five years through ten years	910	2	3	909
Due after ten years	6,935	35	28	6,942

	7,845	37	31	7,851

Mortgage-backed debt securities	13,478	83	69	13,492
Equity securities	300	—	—	300

	$24,001	$181	$105	$24,077

        Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
State and political subdivisions	$4,253	$144	$—	$—	$4,253	$144
Mortgage-backed debt securities	9,398	127	—	—	9,398	127

Total temporarily impaired securities	$13,651	$271	$—	$—	$13,651	$271

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$870	$5	$—	$—	$870	$5
State and political subdivisions	4,112	28	152	3	4,264	31
Mortgage-backed debt securities	7,233	69	—	—	7,233	69

Total temporarily impaired securities	$12,215	$102	$152	$3	$12,367	$105

        The bonds in an unrealized loss position at December 31, 2010 were temporarily impaired due to the current interest rate environment and not increased credit risk. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, eight (8) are government sponsored enterprise issued bonds (Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and nine (9) municipal bonds rated by Standard and Poor's or Moody's are as follows: four (4) rated AA+, one (1) rated AA-, one (1) rated A+, one (1) rated A2 and two (2) rated Aa2.

        Included in the investment portfolio at December 31, 2010 and 2009 are securities carried at $5.89 million and $939 thousand, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

        Gross gains of $283 thousand and $235 thousand in 2010 and 2009, respectively, were realized from sales of investment securities available-for-sale.

Restricted Stock

        The following table shows the amounts of restricted stock as of December 31, 2010 and 2009:

	2010	2009
	(dollars in thousands)
Federal Home Loan Bank of Atlanta	$907	$952
Federal Reserve Bank	574	574
Atlantic Central Bankers Bank	40	40

	$1,521	$1,566

Note 4.  Loans and Allowance for Loan Losses:

        Loans consist of the following at December 31, 2010 and 2009:

	2010	2009
	(dollars in thousands)
Real estate—construction and land development	$15,742	$15,726

Real estate—mortgage loans:
Commercial properties	128,998	113,373
Residential properties	37,143	48,717

Total real estate—mortgage loans	166,141	162,090

Commercial and industrial loans	25,778	35,397
Loans to individuals for household, family and other personal expenditures	1,726	1,730

Total loans	209,387	214,943
Less allowance for loan losses	(3,718)	(3,127)

Net loans	$205,669	$211,816

        Allowance for loan losses and recorded investment in loans for the years ended December 31, 2010 is summarized as follows:

	Construction	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$195	$2,202	$94	$617	$19	$3,127
Charge-offs	(173)	(500)	(92)	(515)	(2)	(1,282)
Recoveries	2	4	—	206	1	213
Provisions	249	840	430	147	(6)	1,660

Ending balance	$273	$2,546	$432	$455	$12	$3,718

Ending balance: individually evaluated for impairment	$155	$968	$11	$110	$—	$1,244

Ending balance: collectively evaluated for impairment	$118	$1,578	$421	$345	$12	$2,474

Loans:
Ending balance	$15,742	$128,998	$37,143	$25,778	$1,726	$209,387

Ending balance: individually evaluated for impairment	$2,403	$13,111	$881	$4,593	$—	$20,988

Ending balance: collectively evaluated for impairment	$13,339	$115,887	$36,262	$21,185	$1,726	$188,399

        Credit quality indicators as of December 31, 2010 are as follows:

Internally assigned grade:

        Pass—loans in this category have strong asset quality and liquidity along with a multi-year track record of profitability.

        Special mention—loans in this category are currently protected but are potentially weak. The credit risk may be relatively minor, yet constitute an increased risk in light of the circumstances surrounding a specific loan.

        Substandard—loans in this category show signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

        Commercial credit exposure—Credit risk profile by internally assigned grade

	Construction	Commercial Real Estate	Commercial
	(dollars in thousands)
Pass	$9,874	$102,524	$14,813
Special mention	3,719	12,031	7,038
Substandard	2,149	14,443	3,927

Total	$15,742	$128,998	$25,778

        Consumer credit exposure—Credit risk profile by internally assigned grade

	Residential Real Estate	Consumer
	(dollars in thousands)
Pass	$31,723	$1,631
Special mention	3,466	—
Substandard	1,954	95

Total	$37,143	$1,726

        Information on impaired loans for the year ended December 31, 2010 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Construction	$2,038	$2,038	$—	$2,091	$254
Commercial real estate	8,374	8,374	—	5,500	423
Residential real estate	364	364	—	183	24
Commercial	4,179	4,179	—	3,666	201
With an allowance recorded:
Construction	$365	$365	$155	$365	$19
Commercial real estate	4,737	4,737	968	3,916	259
Residential real estate	517	517	11	522	27
Commercial	414	414	110	337	17
Total
Construction	$2,403	$2,403	$155	$2,456	$273
Commercial real estate	13,111	13,111	968	9,416	682
Residential real estate	811	881	11	705	51
Commercial	4,593	4,593	110	4,003	218

        At December 31, 2010 and 2009, nonaccrual loans are $2.20 million and $943 thousand, respectively.

        An age analysis of past due loans as of December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
	(dollars in thousands)
Construction	$—	$—	$111	$111	$15,631	$15,742	$—
Commercial real estate	—	—	1,913	1,913	127,085	128,998	—
Residential real estate	567	105	—	672	36,471	37,143	—
Commercial	—	—	178	178	25,600	25,778	—
Consumer	—	—	—	—	1,726	1,726	—

Total	$567	$105	$2,202	$2,874	$206,513	$209,387	$—

Note 5.  Bank Premises and Equipment:

        Bank premises and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(dollars in thousands)
Land	$1,924	$1,924
Buildings	2,459	2,277
Furniture and equipment	2,089	2,025
Leasehold improvements	464	446

	6,936	6,672
Less accumulated depreciation and amortization	(1,968)	(1,675)

	$4,968	$4,997

        Depreciation and amortization charged to operations amounted to $294 thousand in 2010 and $320 thousand in 2009.

Note 6.  Deposits:

        Certificates of deposit and other time deposits issued in denominations of $100 thousand or more totaled $47.57 million and $42.75 million at December 31, 2010 and 2009, respectively, and are included in interest-bearing deposits in the consolidated balance sheet.

        At December 31, 2010, the maturity distribution of certificates of deposit are as follows:

Maturing in:	Certificates of Deposit
(dollars in thousands)
2011	$77,530
2012	19,710
2013	1,878
2014	6,156
2015	10,920

$116,194

        Interest on deposits for the years ended December 31, 2010 and 2009 consists of the following:

	2010	2009
	(dollars in thousands)
NOW accounts	$31	$27
Savings accounts	5	7
Money market accounts	679	537
Certificates of deposit $100,000 and over	996	2,201
Certificates of deposit under $100,000	1,368	1,628

	$3,079	$4,400

Note 7.  Borrowings:

        During 2010 and 2009, the Company had no sales of securities under agreements to repurchase the same securities.

Short-term borrowings:

	2010	2009
	(dollars in thousands)
Total outstanding at year-end	$300	$500
Average amount outstanding during the year	$430	$184
Maximum amount outstanding at any month-end	$500	$500
Weighted-average interest rate at year-end	4.25%	4.25%
Weighted-average interest rate during the year	4.42%	4.35%

        The Company's unused lines of credit for short-term borrowings totaled $7.70 million and $7.50 million at December 31, 2010 and 2009, respectively. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amounts of $3.70 million and $3.50 million as of December 31, 2010 and 2009, respectively, and an unsecured federal funds line of credit from an unaffiliated financial institution for the Bank in the amount of $4.00 million at December 31, 2010 and 2009.

Long-Term Borrowings

        The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") in the amount of $19.48 million, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio and certain commercial real estate loans. At December 31, 2010 and 2009, the Company had $10.00 million in borrowings under this credit facility from the FHLB. As of December 31, 2009, there were two convertible advances in the amounts of $5.00 million each, which are both at a rate of 4.56%, with maturity dates of April 27, 2012 and September 4, 2012, unless called earlier on September 4, 2010, by the FHLB. During 2010, these advances were converted to fixed rates of 3.29% and 3.05%, with a maturity of November 19, 2015.

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

Note 9.  Leasing Arrangements:

        The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to July 2016. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 16 for a discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods under these leases at December 31, 2010 is outlined below:

Years ending December 31	Total
(dollars in thousands)
2011	$309
2012	294
2013	267
2014	276
2015	284
Later years	1,207

$2,637

        Rent expense included in occupancy and equipment expenses amounted to $390 thousand in 2010 and $387 thousand in 2009.

Note 10.  Employee Benefit Plans:

401(k) profit sharing plan:

        The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company has the discretion to make matching contributions of 100% of the employee's contributions up to 4% of the employee's salary. In 2010 and 2009, the Company made matching contributions of 100%. In April 2009, the Company suspended the matching contribution for the remainder of 2009. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

        The Company expensed contributions to the Plan in the amounts of $123 thousand in 2010 and $30 thousand in 2009.

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

        No amounts have been deferred or were expensed under this Plan in the accompanying consolidated statements of income for 2010 or 2009.

Stock-based compensation plan:

        The Company's 2001 Stock Option Plan ("2001 Plan") provides that 260,000 shares of the Company's common stock will be reserved for the granting of both incentive stock options ("ISO") and non-incentive stock options ("NQSO") to purchase these shares. At December 31, 2010, there are 5,240 shares remaining that are reserved for future grants under this plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

        The following is a summary of transactions in the 2001 Plan during the years ended December 31, 2010 and 2009.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2008	127,810	$10.00

Exercised	1,000	10.00
Terminated	—	—
Granted	3,000	10.75

Balance at December 31, 2009	129,810	$10.02

Exercised	12,680	10.00
Terminated	400	11.35
Granted	118,700	11.35

Balance at December 31, 2010	235,430	$10.69

Exercisable at December 31, 2010	151,420	$10.33

        As noted in the table above, there were 118,700 and 3,000 options granted in 2010 and 2009, respectively. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award. That cost will be recognized over the vesting period of the award. Stock-based compensation expense related to stock options for the years ended December 31, 2010 and 2009 was $253 thousand and $3 thousand. As of December 31, 2010, there was $130 thousand of total unrecognized compensation cost related to non-vested stock options, respectively, that will be expensed over the next two years.

        The weighted-average fair value of options granted in the year ended December 31, 2010 and 2009 was $3.17 and $2.97, respectively, and was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions.

December 31,	2010	2009
Risk free interest rate of return	3.80%	3.85%
Expected option life (months)	60	120
Expected volatility	25%	25%
Expected dividends	—%	2.50%

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives are based on the "simplified" method allowed by ASC Topic 718 Compensation, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The expected volatility is based on the Company's estimated level of volatility. The dividend yield assumption is based on the Company's expectation of dividend payouts.

        The 235,430 and 129,810 options outstanding as of December 31, 2010 and 2009, respectively, have an aggregate intrinsic value, which is the amount that the market value of the underlying stock exceeds the exercise price of the option, of $269 thousand and $97 thousand, respectively. The aggregate intrinsic value of the options exercised in 2010 and 2009 amounted to $16 thousand and $1 thousand, respectively.

        At December 31, 2010 and 2009, the 235,430 and 129,810 options issued and outstanding, respectively, had exercise prices and weighted-average remaining contractual lives as follows:

December 31,	2010	2009
Exercisable options:
Options outstanding	151,420	127,710
Weighted-average exercise price	$10.33	$10.01
Weighted-average remaining contractual life (months)	35	23
Unexercisable options:
Options outstanding	84,010	2,100
Weighted-average exercise price	$11.34	$10.75
Weighted-average remaining contractual life (months)	111	120

Note 11.  Income Taxes:

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,277	$1,115
Unrealized loss on securities available-for-sale	20	—
Stock-based compensation	43	—
Nonaccrual interest	35	31
Other	24	15

Total deferred tax assets	1,399	1,161

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	(30)
Depreciation	(54)	(92)

Total deferred tax liabilities	(54)	(122)

Net deferred tax assets	$1,345	$1,039

        A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(dollars in thousands)
Income before income tax	$1,781	$1,536
Tax rate	34%	34%

Income tax at statutory rate	606	522
Increases (decreases) in tax resulting from:
Tax exempt interest income	(182)	(126)
State income taxes, net of federal income tax benefit	110	92
Stock-based compensation	49	—
Other	43	—

Provision for income taxes	$626	$488

        Significant components of the provision for income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(dollars in thousands)
Taxes currently payable:
Federal	$658	$306
State	224	125

	882	431

Deferred tax (benefit) expense:
Federal	(203)	45
State	(53)	12

	(256)	57

Total	$626	$488

Note 12.  Noninterest Expenses:

        Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2010 and 2009 include the following:

	2010	2009
	(dollars in thousands)
Salaries	$4,042	$3,260
Deferred personnel costs	(67)	(74)
Payroll taxes	278	233
Employee insurance	287	239
Other employee benefits	163	71
Depreciation	294	321
Rent	390	387
Utilities	101	104
Repairs and maintenance	217	234
ATM expenses	89	104
Other occupancy and equipment expenses	151	138
Postage and supplies	62	64
Data processing	378	411
Advertising and promotion	228	175
Provision for foreclosed properties	17	—
FDIC insurance	371	486
Legal	83	31
Insurance	59	48
Consulting	19	30
Courier	18	16
Audit fees	176	76
Other	600	437

	$7,956	$6,791

Note 13.  Shareholders' Equity:

Restrictions on dividends:

        The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Regulation only out of undivided profits. At December 31, 2010, the Bank was limited from paying dividends to Bancorp in excess of $4.10 million, and by the requirement to meet certain capital ratios. The Bank did not pay any dividends to Bancorp in 2010 or 2009.

Restrictions on lending from subsidiary to parent:

        Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2010 and 2009.

Capital:

        The Bank is, and when the Company's assets exceed $500 million, it has public debt or it engages in certain highly leverage activities, the Company will be, subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2010 and 2009.

        As of December 31, 2010, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios at December 31, 2010 and 2009 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$32,079	14.11%	$18,188	8.00%	N/A	N/A
Bank	$31,271	13.81%	$18,110	8.00%	$22,637	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$29,226	12.86%	$9,094	4.00%	N/A	N/A
Bank	$28,430	12.56%	$9,055	4.00%	$13,582	6.00%
Tier 1 Capital (to Average Assets):
Company	$29,226	10.03%	$11,652	4.00%	N/A	N/A
Bank	$28,430	9.78%	$11,625	4.00%	$14,531	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$30,636	13.06%	$18,767	8.00%	N/A	N/A
Bank	$29,907	12.80%	$18,688	8.00%	$23,360	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$27,704	11.81%	$9,384	4.00%	N/A	N/A
Bank	$26,987	11.55%	$9,344	4.00%	$14,016	6.00%
Tier 1 Capital (to Average Assets):
Company	$27,704	10.53%	$10,522	4.00%	N/A	N/A
Bank	$26,987	10.24%	$10,545	4.00%	$13,181	5.00%

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

        The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of December 31, 2010.

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Securities available for sale:
Mortgaged-backed debt	$20,861	$—	$20,861	$—
State and political subdivisions	9,017	—	9,017	—
Equity securities	300	—	300	—

Total	$30,178	$—	$30,178	$—

        The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2010.

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Foreclosed properties	$726	$—	$—	$726
Impaired loans	$19,744	$—	$—	$19,744

        The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010.

	Foreclosed Properties	Impaired Loans
	(dollars in thousands)
Balance at December 31, 2009	$495	$12,950

Total net gains (losses) for the year included in:
Gain (loss) on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases and sales, net	—	—
Net transfers in (out)	248	6,794
Change in valuation allowance	(17)	—

Balance at December 31, 2010	$726	$19,744

Note 15.  Fair Value of Financial Instruments:

        In accordance with the disclosure requirements of ASC Topic 825 Financial Instruments, the estimated fair values of the Company's financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$42,065	$42,065	$12,114	$12,114
Investment securities available-for-sale	30,178	30,178	24,077	24,077
Restricted stock	1,521	1,521	1,566	1,566
Net loans	205,669	205,878	211,816	212,777
Accrued interest receivable	850	850	871	871
Financial Liabilities
Deposits	$248,624	$257,805	$219,312	$224,694
Short-term borrowings	300	300	500	500
Long-term borrowings	10,000	10,438	10,000	10,695
Junior subordinated debentures	6,186	6,058	6,186	5,960
Accrued interest payable	140	140	194	194

        The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2010 and 2009:

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

Note 16.  Transactions with Related Parties:

Loans:

        In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their affiliates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2010 and 2009 is as follows:

(dollars in thousands)
Balance, December 31, 2008	$1,923

New loans	1,684
Repayments	(207)

Balance, December 31, 2009	3,400

New loans	124
Repayments	(784)

Balance, December 31, 2010	$2,740

Lease agreement:

        The Company entered into a lease in July 2003 for approximately 3,800 square feet of office space owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 10, 2003 and will expire on July 10, 2011. Under this lease, monthly payments for the period July 10, 2010 to July 9, 2011 are $5,227.

        The Company entered into a lease in February 2005 for approximately 2,418 square feet of office space with the same limited liability company mentioned above. The lease term commenced on February 1, 2005 and will expire on January 31, 2015. Under this lease, monthly payments for the period February 1, 2010 to January 31, 2011 are $3,329. Subsequent twelve-month periods are subject to a five percent increase.

        The Company also entered into a lease in August 2008 for approximately 2,972 square feet of office space with the same limited liability company mentioned above. The lease term commenced on August 1, 2008 and will expire on July 31, 2013. Under this lease, monthly payments through July 2011 are $3,839 with subsequent twelve-month periods subject to a three percent increase.

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

        The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2009 and 2008 were as follows:

	2010	2009
	Contractual Amount	Contractual Amount
	(dollars in thousands)
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$27,826	$32,123
Standby letters of credit	2,969	2,732

Total	$30,795	$34,855

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

Note 18.  Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	Years Ended December 31,
	2010	2009
	(dollars in thousands)
Assets
Cash	$93	$294
Receivable from subsidiaries	58	74
Investment securities available-for-sale-at-fair value	300	300
Investment in banking subsidiary	28,399	27,033
Investment in other subsidiary	847	851

Total assets	$29,697	$28,552

Liabilities and Shareholders' Equity
Payable to subsidiaries	$4	$2
Short-term borrowings	300	500
Junior subordinated debentures	6,186	6,186
Other liabilities	12	114

Total liabilities	6,502	6,802

Common stock	15	15
Additional paid-in capital	15,069	14,702
Retained earnings	8,142	6,987
Accumulated other comprehensive income (loss)	(31)	46

Total shareholders' equity	23,195	21,750

Total liabilities and shareholders' equity	$29,697	$28,552

Statements of Income

	Years Ended December 31,
	2010	2009
	(dollars in thousands)
Dividend income	$12	$12
Interest income	5	9

Total income	17	21

Expenses:
Interest on short-term borrowings	19	8
Interest on junior subordinated debentures	404	404
Other	25	61

Total expenses	448	473

Loss before provision for income taxes and equity in undistributed earnings of subsidiaries	(431)	(452)
Provision for income tax benefits	(147)	(154)
Loss before equity in undistributed earnings of subsidiaries	(284)	(298)
Equity in undistributed earnings of subsidiaries	1,439	1,346

Net income	$1,155	$1,048

Statements of Cash Flows

	Years Ended December 31,
	2010	2009
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,155	$1,048
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,439)	(1,346)
Excess tax benefit from equity-based awards	(49)	—
Decrease in other assets	49
Decrease in receivable from subsidiaries	16	3
Increase in payable to subsidiaries	2	2
(Decrease) increase in other liabilities	(102)	23

Net cash used in operating activities	(368)	(270)

Cash flows from investing activities:
Investment in other subsidiary	—	(670)

Net cash used in financing activities	—	(670)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	500
Repayment of short-term borrowings	(200)	—
Proceeds from issuance of common stock	127	10
Repurchase of common stock	(62)	—
Compensation expense from stock option transactions	253	—
Excess tax benefit from equity-based awards	49	—

Net cash provided by provided by financing activities	167	510

Net decrease in cash	(201)	(430)
Beginning cash	294	724

Ending cash	$93	$294

 BUSINESS

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the State of Maryland in August 2000 and commenced banking operations in October 2001. The Bank, headquartered in Frederick, Maryland, currently operates out of its main office and three branch offices, two in Frederick, Maryland and one in Walkersville, Maryland. The Bank was organized by successful members of the business community in Frederick, Maryland and an experienced senior management team to operate as a local business bank alternative to the superregional financial institutions, which dominate its primary market area. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. The Bank's mission is to serve the needs of the business and professional community of Frederick County by building long-term relationships. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. The Bank also seeks to become an integral part of the community, a responsible citizen and make decisions based on what is good for the community. A fourth branch office, to be located at 103 Monocacy Boulevard, Frederick, Maryland, is expected to open in the second half of 2011.

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

        Source of Business.    Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Bank's business development strategies. The Bank provides services from its centrally located main office in Frederick, Maryland, one branch on both the north and south sides of Frederick, Maryland, along with its branch in Walkersville, Maryland, which it believes complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank's offices. The Bank is continuously looking for opportunities to establish additional branches in different parts of its market area, which would enhance customer service for existing customers, enable the Bank to obtain additional customers, expand the Bank's market area, and which could be operated on a profitable basis. Although the Bank is open to additional branches, there can be no assurance that the Bank will establish any additional branches in any given timeframe, or that they will be profitable.

        The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank's customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

        Location and Market Area.    The headquarters for Bancorp and the Bank is located at 9 North Market Street, Frederick, Maryland 21701, in downtown Frederick. The Bank's main banking office is located at 30 West Patrick Street, Frederick, Maryland and has two branches located in Frederick, Maryland, one at 198 Thomas Johnson Drive, and the second at 6910 Crestwood Boulevard. The third branch is located in Walkersville, Maryland at 200 Commerce Drive. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past ten years. The Bank is one of two commercial banks based in Frederick County that have been organized since 1989, both of which have their headquarters in the City of Frederick. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

        Frederick County, located in central Maryland, had a 2010 population of approximately 237,000. The population of Frederick County is anticipated to continue to grow, to approximately 260,000 in 2015 and 288,000 in 2020. The City of Frederick has experienced similar population growth, resulting in a 2009 population of approximately 60,000.

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

        In Frederick County, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies, the online divisions of out of market institutions, and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which will not be offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

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

Employees

        At February 1, 2011, the Company employed sixty-three (63) persons on a full-time basis, two (2) of which are executive officers, and eight (8) persons on a part time basis. None of the Company's employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401k plan, life and long-term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

Properties

        The main office of the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which expires in July 2016, at a current annual rent of

$97,489; subject to annual increases of 3% per year, plus additional rent relating to common area fees and taxes.

        The Antietam branch is located at 198 Thomas Johnson Drive, Frederick, Maryland and consists of 3,168 square feet in a 75,000 square foot building. The property is occupied under a five (5)-year lease, which expires in May 2012, at a current annual rent of $60,192; plus additional rent relating to common area fees and taxes. The Company has two 5-year renewal options.

        The Company leases approximately 3,800 square feet of office space located at 7 North Market Street, 2nd floor, Frederick, Maryland, used for the Company's operations center, in a building owned by a limited liability company owned by three shareholders/directors. The lease term will expire in July 2011. Pursuant to this lease, the current annual payments are $62,724 and are subject to annual increases of 5% per year.

        The Company leases approximately 2,418 square feet of office space at 9 North Market Street, Frederick, Maryland, which it uses as the headquarters location for the Bancorp and the Bank, with the same limited liability company mentioned above. The lease will expire in January 2015. Pursuant to this lease, the current annual payments are $39,945 and are subject to annual increases of 3% per year. The Company has one 5-year renewal option.

        The Company also leases approximately 2,972 square feet of office space at 7 North Market Street, 3rd Floor, Frederick, Maryland, used for administrative offices, with the same limited liability company mentioned above. The lease will expire in July 2013. Pursuant to this lease, the current annual payments are $46,066 and are subject to annual increases of 3% per year. The Company has two 5-year renewal options.

        The Company owns the premises for its branches located at 6910 Crestwood Boulevard, Frederick Maryland and 200 Commerce Drive, Walkersville, Maryland.

        The Company also own 0.99 acres of vacant land at 103 Monocacy Boulevard, Frederick, Maryland, the site of its fourth branch. All of the regulatory approvals have been received and the Company is in the process of obtaining bids for the construction of the new facility, which is anticipated to open during the second half of 2011.

        The Company also owns 1.775 acres of vacant land at 8401 Progress Court in Frederick, Maryland which may be used for future expansion.

        The Company believes that its existing facilities outlined above are adequate to conduct the Company's business.

Legal Proceedings

        On July 30, 2010, the Bank was served with a lawsuit, Pionteck, v. Frederick County Bank, filed in the United States District Court for the District of Maryland, Greenbelt Division, alleging noncompliance the ATM notice requirements of the Electronic Funds Transfer Act. The complaint, which purports to be a class action, was filed on July 15, 2010. If the class action proceeds and the Bank is ultimately found to be liable, statutory damages from the noncompliance could be up to 1% of the Bank's net worth, approximately $270 thousand at December 31, 2010. The Bank has entered into a settlement agreement with the plaintiff for an amount, inclusive of plaintiff legal fees and costs, below the maximum statutory damages. The settlement agreement is subject to approval by the court. The Company's December 31, 2010 financial statements reflect a reserve for litigation and settlement costs that the Company believes to cover substantially all remaining expense to be incurred in connection with this matter. If the settlement agreement is approved by the court, the Company believes that it would not have a material adverse affect on the Company's financial position. There can be no assurance that the settlement agreement will be approved by the court on the proposed terms, or that final settlement will not result in greater expense than that anticipated.

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

        In addition to being a bank holding company, Bancorp has also been designated a financial holding company, and as such, under federal banking law, may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies and financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve. As of December 31, 2010, the Company was not conducting any activity for which the financial holding company designation is a prerequisite.

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

        Branching and Interstate Banking.    The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. The District of Columbia, Maryland and Virginia have each enacted laws which permit interstate acquisitions of banks and bank branches.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 ("Dodd-Frank"), authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Although the District of Columbia, Maryland and Virginia had all enacted laws which permitted banks in these jurisdictions to branch freely, the branching provisions of Dodd-Frank could result in banks from a wider variety of states establishing de novo branches in the Bank's market area.

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

        Capital Adequacy Guidelines.    The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The risk based capital guidelines will not be applicable to the Company until it has in excess of $500 million in assets, it has public debt or it engages in certain highly leveraged activities. Under Dodd-Frank, the Federal Reserve Board is required to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, subject to limited exceptions, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

        State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. Tier 1 Capital generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not

90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

        The forgoing capital requirements represent minimum requirements. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and costs of borrowing, and could result in additional or more severe enforcement actions.

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

        Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through June 30, 2010. Until December 31, 2009, the Bank was required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250 thousand. During 2010, the fee ranged between 15 to 25 basis points, depending on the institution's risk category.

        Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

        Consumer Financial Protection Bureau.    Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB") which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act., Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan, other than a "qualified mortgage" as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Market for Common Stock and Dividends

        Market for Common Stock.    Our common stock is not traded on any organized exchange, including The NASDAQ Stock Market. As of December 31, 2010, two market makers offered to make a market in the common stock in the over the counter "bulletin board" market under the symbol "FCBI". The common stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the common stock during each calendar quarter for 2010 and 2009. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2010, there were 1,461,802 shares of common stock outstanding, held by approximately 650 shareholders of record.

	2010		2009
Quarter	High Bid	Low Bid	High Bid	Low Bid
First	$12.00	$10.00	$16.00	$10.25
Second	$12.50	$10.25	$12.00	$11.75
Third	$12.50	$11.90	$12.00	$9.00
Fourth	$12.10	$11.85	$13.75	$10.00

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

        Issuer Repurchases of Securities During the Fourth Quarter of 2010.    The following table provides information on the Company's purchase of its common stock during the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1-31, 2010	—	N/A	—	—
November 1-30, 2010	—	N/A	—	—
December 1-31, 2010	—	N/A	—	140,882	(2)

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

(2)
Subject to a maximum expenditure of $4.5 million. Number of shares indicated is the remaining number of shares authorized for repurchase as of the end of the indicated period. To date the Company has expended $62 thousand for share repurchases.

        Recent Sales of Unregistered Shares.    None.

        Use of Proceeds.    Not Applicable.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	235,430	$10.69	5,240
Equity compensation plans not approved by security holders	0	N/A	0
Total	235,430	$10.69	5,240

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

Tuesday, April 12, 2011—7:00 p.m.
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
  Frederick County Bancorp, Inc.
  P.O. Box 1100
  Frederick, Maryland 21702-0100

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

Principal Affiliate

Balance Sheet

	December 31, 2010
	Assets		Liabilities and Equity
	(Dollars in thousands)
Frederick County Bank	Cash and due from banks	$1,469	Total deposits	$248,897
9 North Market Street	Earning assets	281,382	Long-term borrowings	10,000
Frederick, MD 21701 301-620-1400	Allowance for loan losses	(3,718)	Accrued interest and other liabilities	783
Four Offices	Other assets	8,946	Shareholders' equity	28,399

	Total assets	$288,079	Total liabilities and shareholders' equity	$288,079

	Net income	$1,443

Exhibits and Financial Statement Schedules.

        The following financial statements are included in this report:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets at December 31, 2010 and 2009

    Consolidated Statements of Income for the years ended December 31, 2010 and 2009

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010 and 2009

    Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

    Notes to Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
4(b)	Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators(3)
4(c)	Guarantee Agreement dated as of dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank(8)
10(i)	Amendment to Loan Documents(9)
11	Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the consolidated financial statements for the year ended December 31, 2010.
21	Subsidiaries of the Registrant
23(a)	Consent of Stegman & Company
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(8)
Incorporated by reference to Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

(9)
Incorporated by reference to Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.
DATE: February 18, 2011	By:	/s/ MARTIN S. LAPERA Martin S. Lapera President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2011.

Name	Position	Signature

Emil D. Bennett	Director	/s/ EMIL D. BENNETT
John N. Burdette	Chairman of the Board of Directors	/s/ JOHN N. BURDETTE
J. Denham Crum	Director	/s/ J. DENHAM CRUM
William S. Fout	Director	/s/ WILLIAM S. FOUT
Helen G. Hahn	Director	/s/ HELEN G. HAHN
William J. Kissner	Director	/s/ WILLIAM J. KISSNER
Martin S. Lapera	President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ MARTIN S. LAPERA
Kenneth G. McCombs	Director	/s/ KENNETH G. MCCOMBS
Farhad Memarsadeghi	Director	/s/ FARHAD MEMARSADEGHI
Raymond Raedy	Vice Chairman of the Board of Directors	/s/ RAYMOND RAEDY
William R. Talley, Jr.	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	/s/ WILLIAM R. TALLEY, JR.

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