Form 10-Q
period 2011-03-31
FREDERICK COUNTY BANCORP INC
filed 2011-05-11
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,476,754 shares of Common Stock outstanding as of April 30, 2011.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands)	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$1,464	$1,469
Federal funds sold	1,304	1,128
Interest-bearing deposits in other banks	36,269	39,468
Cash and cash equivalents	39,037	42,065
Investment securities available-for-sale at fair value	36,875	30,178
Restricted stock	1,521	1,521
Loans	207,766	209,387
Less: Allowance for loan losses	(3,842)	(3,718)
Net loans	203,924	205,669
Bank premises and equipment	5,816	4,968
Other assets	4,537	4,642
Total assets	$291,710	$289,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$42,549	$41,244
Interest-bearing deposits	208,223	207,380
Total deposits	250,772	248,624
Short-term borrowings	300	300
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	769	738
Total liabilities	268,027	265,848

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,476,754 and 1,469,364 shares issued and outstanding	15	15
Additional paid-in capital	15,188	15,069
Retained earnings	8,478	8,142
Accumulated other comprehensive income (loss)	2	(31)
Total shareholders’ equity	23,683	23,195
Total liabilities and shareholders’ equity	$291,710	$289,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2011	March 31, 2010
Interest income:
Interest and fees on loans	$3,128	$3,289
Interest and dividends on investment securities:
Interest — taxable	160	115
Interest — tax exempt	86	80
Dividends	12	12
Other interest income	22	8
Total interest income	3,408	3,504
Interest expense:
Interest on deposits	623	746
Interest on short-term borrowings	4	5
Interest on long-term borrowings	79	114
Interest on junior subordinated debentures	101	101
Total interest expense	807	966
Net interest income	2,601	2,538
Provision for loan losses	115	400
Net interest income after provision for loan losses	2,486	2,138
Noninterest income:
Securities gains	3	—
Service fees	79	91
Other operating income	48	46
Total noninterest income	130	137
Noninterest expense:
Salaries and employee benefits	1,222	1,060
Occupancy and equipment expenses	341	324
Other operating expenses	542	451
Total noninterest expense	2,105	1,835
Income before provision for income taxes	511	440
Provision for income taxes	175	132
Net income	$336	$308
Basic earnings per share	$0.23	$0.21
Diluted earnings per share	$0.22	$0.21
Basic weighted average number of shares outstanding	1,473,508	1,461,802
Diluted weighted average number of shares outstanding	1,499,219	1,468,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended March 31, (dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2010	1461,802	$15	$14,702	$6,987	$46	$21,750
Comprehensive income:
Net income				308		308
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $10					16	16
Total Comprehensive income						324
Compensation expense from stock option transactions			2			2
Balance, March 31, 2010	1,461,802	$15	$14,704	$7,295	$62	$22,076
Balance, January 1, 2011	1,469,364	$15	$15,069	$8,142	$(31)	$23,195
Comprehensive income:
Net income				336		336
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $23					35	35
Reclassification adjustment for (gains) losses realized, net of income tax benefits of $1					(2)	(2)
Total Comprehensive income						369
Shares repurchased	(7,850)		(105)			(105)
Shares issued under stock option transactions	15,240		153			153
Compensation expense from stock option transactions			47			47
Excess tax benefit from equity-based awards			24			24
Balance, March 31, 2011	1,476,754	$15	$15,188	$8,478	$2	$23,683

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$336	$308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	77
Deferred income taxes (benefits)	(76)	82
Provision for loan losses	115	400
Securities gains	(3)	—
Net premium amortization on investment securities	81	60
Stock option compensation expense	47	—
Excess tax benefit from equity-based awards	(24)	—
Decrease in accrued interest and other assets	186	19
Increase (decrease) in accrued interest and other liabilities	30	(150)
Net cash provided by operating activities	765	796
Cash flows from investing activities:
Purchases of investment securities available for sale	(9,037)	(6,139)
Proceeds from sales of investment securities available for sale	1,274	—
Proceeds from maturities, prepayments and calls investment securities available for sale	1,042	2,130
Net decrease (increase) in loans	1,629	(143)
Purchases of bank premises and equipment	(921)	(74)
Net cash used in investing activities	(6,013)	(4,226)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	3,857	6,968
Net (decrease) increase in time deposits	(1,709)	15,851
Proceeds from issuance of common stock	153	—
Repurchase of common stock	(105)	—
Excess tax benefit from equity-based awards	24	—
Net cash provided by financing activities	2,220	22,819
Net (decrease) increase in cash and cash equivalents	(3,028)	19,389
Cash and cash equivalents — beginning of period	42,065	12,114
Cash and cash equivalents — end of period	$39,037	$31,503
Supplemental cash flow disclosures:
Interest paid	$809	$971
Income taxes paid	$92	$121

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, Regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2009 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2011.

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

Recent Accounting Pronouncements

The FASB issued new guidance under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), also known as, to improve disclosures about fair value measurements.  The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the same.  It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances and settlements separately.  The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.  The disclosure requirements effective for interim and annual financial periods beginning after December 15, 2009 have been adopted for the interim period ended March 31, 2010, while the disclosure requirements effective for gross basis presentation for Level 3 reconciliation beginning after December 15, 2010 have been adopted for the interim period ended March 31, 2011.

The FASB issued new guidance under ASU 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).  The guidance requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  The Company adopted the guidance for disclosures that relate to activity during a reporting period on January 1, 2011 and it did not have a material impact on the Company’s consolidated financial condition or results of operations.

The FASB issued new guidance under ASU 2010-28, Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

The FASB issued new guidance under ASU 2011-02, Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under this guidance, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties,  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected to have a significant impact of the Company’s financial statement.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2011	2010
Net income	$336	$308
Basic earnings per share	$0.23	$0.21
Diluted earnings per share	$0.22	$0.21
Basic weighted average number of shares outstanding	1,473,508	1,461,802
Effect of dilutive securities — stock options	25,710	7,094
Diluted weighted average number of shares outstanding	1,499,218	1,468,896
Anti-dilutive securities outstanding	—	—

Note 3.  Employee Stock Option Plan:

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options.  This plan has been presented to and approved by the Company’s shareholders.  There were 118,700 stock options granted in April 2010 and no stock options granted in the three months ended March 31, 2011.  The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense related to stock options for the three months ended March 31, 2011 and 2010 was $47 thousand and $2 thousand, respectively.  As of March 31, 2011, there was $83 thousand of total unrecognized compensation cost related to non-vested stock options that will be expensed over the period April 1, 2011 through April 30, 2012.

The weighted-average fair value of options granted in the year ended December 31, 2010 was $2.97, respectively, and was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions.

December 31,
2010
Risk free interest rate of return	3.80%
Expected option life (months)	60
Expected volatility	25%
Expected dividends	—%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected lives are based on the “simplified” method allowed by ASC Topic 718 Compensation, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.  The expected volatility is based on the Company’s estimated level of volatility.  The dividend yield assumption is based on the Company’s expectation of dividend payouts.

The following is a summary of stock option transactions during the three months ended March 31, 2011.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2011	235,430	$10.69
Exercised	15,240	10.05
Balance at March 31, 2011	220,190	$10.73
Exercisable at March 31, 2011	136,180	$10.13

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2011 and December 31, 2010:

Available-for-sale portfolio

March 31, 2011 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$4,299	$25	$35	$4,289	4.82%
Due after ten years	9,672	73	71	9,674	5.63%
	13,971	98	106	13,963
Mortgage-backed debt securities	22,601	137	126	22,612	3.06%
Equity securities	300	—	—	300	—%
	$36,872	$235	$232	$36,875	3.92%

December 31, 2010 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$2,094	$12	$21	$2,085	5.36%
Due after ten years	7,005	50	123	6,932	5.74%
	9,099	62	144	9,017
Mortgage-backed debt securities	20,830	158	127	20,861	2.71%
Equity securities	300	—	—	300	—%
	$30,229	$220	$271	$30,178	3.57%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
March 31, 2011 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,435	$106	$—	$—	$4,435	$106
Mortgage-backed debt securities	9,778	126	—	—	9,778	126
Total temporarily impaired securities	$14,213	$232	$—	$—	$14,213	$232

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2010 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,253	$144	—	$—	$4,253	$144
Mortgage-backed debt securities	9,398	127	—	—	9,398	127
Total temporarily impaired securities	$13,651	$271	$—	$—	$13,651	$271

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include: (1) duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers; and (3) the structure of the security. An impairment loss is recognized in earnings only when: (1) we intend to sell the debt security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security.  In situations where we intend to sell or when it is more likely than not that we will be required to sell the security, the entire impairment loss must be recognized in earnings.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  Credit loss is determined by calculating the present value of future cash flows of the security compared to the amortized cost of the security.  Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings and determined using the amortized cost of the specific security sold.

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Federal Home Loan Bank of Atlanta	$907	$907
Federal Reserve Bank	574	574
Atlantic Central Bankers Bank	40	40
	$1,521	$1,521

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	March 31,	% of	December 31,	% of
(dollars in thousands)	2011	Loans	2010	Loans

Construction and land development	$13,892	7%	$15,742	8%
Real estate:
Commercial real estate mortgage	130,988	63%	128,998	62%
Residential real estate mortgage	35,598	17%	37,143	17%
Total construction and real estate mortgage	166,586	80%	166,141	79%
Commercial and industrial	25,708	12%	25,778	12%
Consumer	1,580	1%	1,726	1%
	207,766	100%	209,387	100%
Less allowance for loan losses	(3,842)		(3,718)
Net loans	$203,924		$205,669

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2011 is summarized as follows:

(dollars in thousands)	Construction and Land Development	Commercial Real Estate Mortgage	Residential Real Estate Mortgage	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(1)					(1)
Recoveries				10		10
Provisions	(63)	243	(76)	14	(3)	115
Ending balance	$209	$2,789	$356	$479	$9	$3,842
Ending balance: individually evaluated for impairment	$155	$1,213	$11	$206	$—	$1,585
Ending balance: collectively evaluated for impairment	$54	$1,576	$345	$273	$9	$2,257

Loans:
Ending balance	$13,892	$130,988	$35,598	$25,708	$1,580	$207,766
Ending balance: individually evaluated for impairment	$2,198	$12,454	$1,566	$4,171	$20	$20,409
Ending balance: collectively evaluated for impairment	$11,694	$118,534	$34,032	$21,537	$1,560	$187,357

Credit quality indicators as of March 31, 2011 are as follows:

Internally assigned grade:

Pass — loans in this category have strong asset quality and liquidity along with a multi-year track record of profitability.

Special mention — loans in this category are currently protected but are potentially weak. The credit risk may be relatively minor, yet constitute an increased risk in light of the circumstances surrounding a specific loan.

Substandard — loans in this category show signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

Commercial credit exposure - Credit risk profile by internally assigned grade

(dollars in thousands)	Construction and Land Development	Commercial Real Estate Mortgage	Commercial and Industrial	Total
Pass	$8,235	$103,814	$15,451	$127,500
Special mention	3,716	14,894	7,162	25,772
Substandard	1,941	12,280	3,095	17,316
Total	$13,892	$130,988	$25,708	$170,588

Consumer credit exposure - Credit risk profile by internally assigned grade

(dollars in thousands)	Residential Real Estate Mortgage	Consumer	Total
Pass	$30,240	$1,489	$31,729
Special mention	3,788	91	3,879
Substandard	1,570	—	1,570
Total	$35,598	$1,580	$37,178

Information on impaired loans for the three months ended March 31, 2011 is as follows:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Construction and land development	$1,833	$1,833	$—	$1,936	$41
Commercial real estate mortgage	7,451	7,451	—	7,913	86
Residential real estate mortgage	1,049	1,049	—	707	—
Commercial and industrial	3,757	3,757	—	3,968	40
Consumer	20	20	—	10	—
Total with no allowance	$14,110	$14,110	$—	$14,534	$167
With an allowance recorded:
Construction and land development	$365	$365	$155	$365	$5
Commercial real estate mortgage	5,003	5,003	1,213	4,870	77
Residential real estate mortgage	517	517	11	517	8
Commercial and industrial	414	414	206	414	6
Total with an allowance	$6,299	$6,299	$1,585	$6,166	$96
Grand total:
Construction and land development	$2,198	$2,198	$155	$2,301	$46
Commercial real estate mortgage	12,454	12,454	1,213	12,783	163
Residential real estate mortgage	1,566	1,566	11	1,224	8
Commercial and industrial	4,171	4,171	206	4,382	46
Consumer	20	20	—	10	—
Grand total	$20,409	$20,409	$1,585	$20,700	$263

At March 31, 2011 and December 31, 2010, nonaccrual loans are $2.45 million and $2.20 million, respectively.

An age analysis of past due loans as of March 31, 2011 is as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$232	$—	$108	$340	$13,552	$13,892	$—
Commercial real estate mortgage	1,919	2,179	2,167	6,265	124,723	130,988	—
Residential real estate mortgage	305	—	—	305	35,293	35,598	—
Commercial and industrial	34	—	178	212	25,496	25,708	—
Consumer	22	—	—	22	1,558	1,580	—
Total	$2,512	$2,179	$2,453	$7,144	$200,622	$207,766	$—

The Company’s charge-off policy states after all collection efforts have been exhausted and the loan is deemed to be a loss, it will be charged to the Company’s established allowance for loan losses.  Consumer loans subject to the Uniform Retail Credit Classification are charged-off as follows: (a) closed end loans are charged-off no later than 120 days after becoming delinquent; (b) consumer loans to borrowers who subsequently declare bankruptcy, where the Company is an unsecured creditor, are charged-off within 60 days of receipt of the notification from the bankruptcy court; (c) fraudulent loans are charged-off within 90 days of discovery; and (d) death of a borrower will cause a charge-off to be incurred at such time an actual loss is determined.  All other types of loans are generally evaluated for loss potential at the 90th day past due threshold; and any loss is recognized no later than the 120th day past due threshold; each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

The Company does not normally engage in partial charge-offs and has not incurred any in the three months ended March 31, 2011.

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2011	2010
Noninterest-bearing demand deposits	$42,549	$41,244
Interest-bearing demand deposits:
NOW accounts	15,186	15,049
Money market accounts	73,464	71,317
Savings accounts	5,087	4,820
Certificates of deposit:
$100,000 or more	47,548	47,566
Less than $100,000	66,938	68,628
Total deposits	$250,772	$248,624

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

At March 31, 2011 and December 31, 2010, the Company had a total of $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  This amount consists of two (2) $5.00 million borrowings with fixed interest rates of 3.29% and 3.05%, with a maturity of November 19, 2015.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010

Salaries	$1,018	$881
Deferred Personnel Costs	(26)	(14)
Payroll Taxes	88	78
Employee Insurance	79	55
Other Employee Benefits	63	77
Depreciation	73	104
Rent	115	104
Utilities	27	27
Repairs and Maintenance	60	57
ATM Expense	22	24
Other Occupancy and Equipment Expenses	44	35
Postage and Supplies	20	15
Data Processing	99	98
Advertising and Promotion	70	70
FDIC insurance	94	81
Legal	20	10
Insurance	21	14
Consulting	10	5
Courier	4	4
Audit Fees	48	48
Other	156	106
	$2,105	$1,835

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

The Company made matching contributions of $48 thousand and $42 thousand for the three months ended March 31, 2011 and 2010, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2011.

As of March 31, 2011, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2011 and December 31, 2010 are presented in the following tables.

March 31, 2011	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$29,681	12.99%	$9,136	4.00%	N/A	N/A
Bank	$28,831	12.68%	$9,097	4.00%	$13,646	6.00%

Total Capital
To Risk-Weighted Assets
Company	$32,548	14.25%	$18,273	8.00%	N/A	N/A
Bank	$31,686	13.93%	$18,195	8.00%	$22,743	10.00%

Tier 1 Capital
To Average Assets
Company	$29,681	10.37%	$11,445	4.00%	N/A	N/A
Bank	$28,831	10.11%	$11,406	4.00%	$14,258	5.00%

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$29,226	12.86%	$9,094	4.00%	N/A	N/A
Bank	$28,430	12.56%	$9,055	4.00%	$13,582	6.00%

Total Capital
To Risk-Weighted Assets
Company	$32,079	14.11%	$18,188	8.00%	N/A	N/A
Bank	$31,271	13.81%	$18,110	8.00%	$22,637	10.00%

Tier 1 Capital
To Average Assets
Company	$29,226	10.03%	$11,652	4.00%	N/A	N/A
Bank	$28,430	9.78%	$11,625	4.00%	$14,531	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.

Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2011, there have been 12,968 shares repurchased by the Company at an average price of $12.88.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
March 31, 2011	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Mortgage-backed debt	$22,612	$—	$22,612	$—
State and political subdivisions	13,963	—	13,963	—
Equity securities	300	—	300	—
Total	$36,875	$—	$36,875	$—

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2010	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Mortgage-backed debt	$20,861	$—	$20,861	$—
State and political subdivisions	9,017	—	9,017	—
Equity securities	300	—	300	—
Total	$30,178	$—	$30,178	$—

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010.

March 31, 2011 (dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreclosed properties	$726	$—	$—	$726
Impaired loans	$18,824	$—	$—	$18,824

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2010	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)

Foreclosed properties	$726	$—	$—	$726
Impaired loans	$19,744	$—	$—	$19,744

The following tables provide a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

(dollars in thousands)	Foreclosed Properties	Impaired Loans
Balance at December 31, 2010	$726	$19,744
Total net gains (losses) for the period included in:
Gain on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases	—	—
Sales	—	—
Transfers in	—	268
Transfers out	—	(1,188)
Balance at March 31, 2011	$726	$18,824

(dollars in thousands)	Foreclosed Properties	Impaired Loans
Balance at December 31, 2009	$495	$12,950
Total net gains (losses) for the period included in:
Gain on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases	—	—
Sales	—	—
Transfers in	—	242
Transfers out	—	(379)
Balance at March 31, 2010	$495	$12,213

Note 12.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$39,037	$39,037	$42,065	$42,065
Investment securities available for sale	36,875	36,875	30,178	30,178
Restricted stock	1,521	1,521	1,521	1,521
Net loans	203,924	202,111	205,669	205,878
Accrued interest receivable	950	950	850	850

FINANCIAL LIABILITIES
Deposits	$250,772	$259,614	$248,624	$257,805
Short-term borrowings	300	300	300	300
Long-term borrowings	10,000	10,348	10,000	10,438
Junior subordinated debentures	6,186	6,083	6,186	6,058
Accrued interest payable	138	138	140	140

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2011 and December 31, 2010:

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

Bancorp, the parent company for the Bank, its wholly-owned subsidiary, was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services, from three banking offices in the City of Frederick and one in Walkersville, Maryland.  The Bank is currently planning to establish a fifth banking office located in the City of Frederick, which has received federal and state banking regulatory approvals and is in the process of obtaining the construction permits, and is expected to open in the fourth quarter of 2011.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank purchases.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  Bancorp also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties.  The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc. (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp).  See Note 7 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management’s assessment of the adequacy of the allowance for loan losses require that management make assumptions about matters that are uncertain at the time of estimation.  Differences in these assumptions and differences between the estimated and actual losses could have a material effect.  For discussions related to the critical accounting policies of the Company, refer to the sections in this Management’s Discussion and Analysis entitled “Income Taxes,” “Allowance for Loan Losses” and “Investment Portfolio.”

Loans

Loans decreased by $1.62 million, or 0.77%, from December 31, 2010, to a balance of $207.77 million as of March 31, 2011 and by $6.82 million, or 3.18% from March 31, 2010.  Management continues to be cautious about the economy and therefore has maintained the lower growth loan strategy.

Deposits

Deposits increased by $2.15 million, or 0.86%, from December 31, 2010 to a balance of $250.77 million as of March 31, 2011, and by $8.64 million, or 3.57% from March 31, 2010.  The balance of certificates of deposit decreased to $114.49 million as of March 31, 2011 from $116.19 million as of December 31, 2010; while noninterest-bearing demand deposits increased by $1.31 million from $41.24 million, NOW and savings accounts increased to $20.27 million from $19.87 million, and money market accounts increased to

$73.46 million from $71.32 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective in July 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended March 31, 2011 and 2010

Net income was $336 thousand for the three months ended March 31, 2011, as compared to $308 thousand of net income for the same period in 2010.  The increase in earnings for this quarter in 2011 is primarily related to an increase in net interest income of $63 thousand, a reduction in the provision for loan losses of $285 thousand and an increase in noninterest expenses of $270 thousand primarily reflecting higher salary and compensation expense.  Net interest income for the quarter ended March 31, 2011 increased (on a tax-equivalent basis) to $2.68 million from $2.61 million for the same period in 2010.  Basic earnings per share for the three months ended March 31, 2011 and 2010 were $0.23 and $0.21, respectively, and were based on weighted-average number of shares outstanding of 1,473,508 and 1,461,802, respectively.  Diluted earnings per share for the three months ended March 31, 2011 and 2010 were $0.22 and $0.21, respectively, and were based on weighted-average number of shares outstanding of 1,499,219 and 1,468,896, respectively.

The Company experienced an annualized return on average assets of 0.47% for both of the three-month periods ended March 31, 2011 and 2010.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.70% and 5.55% for the three-month periods ended March 31, 2011 and 2010, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2011			2010
Three Months Ended March 31, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,125	$—	—%	$1,086	$—	—%
Interest bearing deposits in other banks	36,002	22	0.25	15,500	8	0.21
Investment securities (1):
Taxable	25,295	172	2.76	17,777	127	2.90
Tax-exempt (2)	8,745	130	6.03	7,845	121	6.26
Loans (3)	207,149	3,160	6.19	214,714	3,322	6.27
Total interest-earning assets	278,316	3,484	5.08	256,922	3,578	5.65
Noninterest-earning assets	7,802			7,267
Total assets	$286,118			$264,189

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$14,114	$10	0.29%	$12,359	$5	0.16%
Savings accounts	4,836	1	0.08	4,874	1	0.08
Money market accounts	72,436	144	0.81	58,143	166	1.16
Certificates of deposit $100,000 or more	46,977	196	1.69	43,195	231	2.17
Certificates of deposit less than $100,000	67,835	272	1.63	67,689	343	2.06
Short-term borrowings	300	4	5.41	500	5	4.06
Long-term borrowings	10,000	79	3.20	10,000	114	4.62
Junior subordinated debentures	6,186	101	6.62	6,186	101	6.62
Total interest-bearing liabilities	222,684	807	1.47	202,946	966	1.93
Noninterest-bearing deposits	39,181			38,353
Noninterest-bearing liabilities	685			706
Total liabilities	262,550			242,005
Total shareholders’ equity	23,568			22,184
Total liabilities and shareholders’ equity	$286,118			$264,189
Net interest income		$2,677			$2,612
Net interest spread			3.61%			3.72%
Net interest margin			3.90%			4.12%

(1)   Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)   Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $44 thousand in 2011 and $41 thousand in 2010 are included in the calculation of the tax-exempt investment interest income.

(3)   Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $32 thousand in 2011 and $33 thousand in 2010 are included in the calculation of the loan interest income.  Net loan origination income (expense) in interest income totaled $13 thousand in 2011 and 2010.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended March 31, 2011 compared to 2010
	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Interest-bearing deposits in other banks	$11	$3	$14
Investment securities:
Taxable	54	(9)	45
Tax-exempt	14	(5)	9
Loans	(119)	(43)	(162)
Total interest income	(40)	(54)	(94)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	5	5
Money market accounts	41	(63)	(22)
Certificates of deposit $100,000 or more	21	(56)	(35)
Certificates of deposit less than $100,000	1	(72)	(71)
Short-term borrowings	(2)	1	(1)
Long-term borrowings	—	(35)	(35)
Total interest expense	61	(220)	(159)
Net interest income	$(101)	$166	$65

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

Three Months Ended March 31, 2011 and 2010

Net interest income (on a taxable-equivalent basis) was $2.68 million in 2011 and $2.61 million in 2010.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and long-term borrowings, and an improvement in the volume of investment securities, which was partially offset by a lower volume of loans.  Average earning assets increased by $21.39 million, or 8.33%, since March 31, 2010.  The yield on earning assets in 2011 decreased by 57 basis points to 5.08% from 5.65% in 2010.  The decrease of 46 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit.  The Company’s net interest margin was 3.90% and 4.12%, and the net interest spread was 3.61% and 3.72%, for the three-month periods ended March 31, 2011 and 2010, respectively.

Interest expense decreased 16.46% from $966 thousand in 2010 to $807 thousand in 2011 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.47% in 2011 from 1.93% in 2010 primarily as a result in declines in rates on certificates of deposit.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Noninterest Income

Noninterest income was $130 thousand in 2011 and $137 thousand in 2010 for the respective quarters ended March 31.  Gains on sale of securities were $3 thousand in 2011 and none were realized in the same quarter in 2010.

Noninterest Expense

Noninterest expense amounted to $2.11 million and $1.84 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The primary increase in noninterest expense in 2011 compared to 2010 relates to increases in salaries of $137 thousand, which includes $47 thousand of stock option compensation expense in 2011, and an increase in FDIC insurance premiums of $13 thousand, reflecting an increase in deposit levels.

Income Taxes

During the three months ended March 31, 2011, the Company recognized income tax expense of $175 thousand compared to $132 thousand during the same period in 2010.  The effective tax rates for the three-month periods in 2011 and 2010 were 34.25% and 30.00%, respectively.  The increase in income tax expense in 2011 is due to the of the higher pre-tax income and the impact of the $47 thousand of stock option compensation expense with the associated tax benefit of $24 thousand being recorded as additional paid in capital and not used to reduce the current period’s income tax expense.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(50.58) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2011, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2011.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

March 31, 2011

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$1,304	$—	$—	$—	$1,304
Interest-bearing deposits in other banks	36,269	—	—	—	36,269
Investment securities(1)	96	6,511	152,596	17,372	36,575
Loans	90,472	78,930	28,176	10,188	207,766
Total interest-earning assets	120,008	95,072	38,441	35,096	288,617

Liabilities
Savings and NOW accounts	1,014	2,027	2,207	15,205	20,273
Money Market accounts	3,673	7,346	7,347	55,098	73,464
Certificates of deposit	78,501	17,041	18,944	—	114,486
Short-term borrowings	300	—	—	—	300
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186
Total interest-bearing liabilities	89,674	26,414	38,318	70,303	224,709
Interest rate sensitivity gap	$38,467	$59,027	$2,454	$(42,743)	$57,205
Cumulative interest rate sensitivity gap	$38,467	$97,494	$99,948	$57,205
Cumulative gap ratio as a percentage of total assets	13.19%	33.42%	34.26%	19.61%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero.  The results show that with a 200 basis point rise in the prime interest rate the Company’s net interest income would increase by 1.63%.  However, a decrease in the prime interest rate of 200 basis points was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended March 31, 2011 and 2010 was $115 thousand and $400 thousand, respectively.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At March 31, 2011 and December 31, 2010, the allowance for loan losses was $3.84 million and $3.72 million, respectively.  The change in the allowance from December 31, 2010 reflects the provision of $115 thousand less net recoveries of $9 thousand, consisting of $1 thousand in charge-offs and $10 thousand in recoveries, as compared to a provision of $400 thousand less net charge-offs of $500 thousand, consisting of $500 thousand in charge-offs and no recoveries in the same period of 2010.  The $1 thousand of charge-offs in 2011 is a result of one (1) consumer relationship, as compared to the $500 thousand of charge-offs in 2010, which consisted of one (1) commercial real estate relationship and the difference in the provision for the comparable periods is due to a lower level of charge-offs and lower loan growth in 2011.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  The allowance is based on two basic principles of accounting: (i) Accounting Standards Codification (“ASC”) Contingencies Topic, which requires that losses be accrued when they are probable of occurring and estimable; and (ii) ASC Receivables Topic, which requires that losses be accrued based on the differences between the loan balance and either the value of collateral, or the present value of future cash flows, or the loan’s value as observable in the secondary market.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans are any loans that have been classified by internal measurements as substandard or worse.  Factors considered by Management in determining impairment include payment status, collateral value, and the projected potential cash flow of the borrower.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The provision for loan losses included in the statements of operations serves to maintain the allowance at a level Management considers adequate.

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

Management believes that the allowance for loan losses is adequate at March 31, 2011.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of March 31, 2011 and December 31, 2010, the real estate loan portfolio constituted 87% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $8.95 million of at March 31, 2011.

	Three Months Ended
(dollars in thousands)	March 31, 2011	March 31, 2010
Average total loans outstanding during period	$207,149	$214,714
Balance at beginning of period	$3,718	$3,127
Recoveries — commercial and industrial	10	—
Total recoveries	10	—
Charge-offs — construction and land development	(1)	—
Charge-offs - commercial real estate mortgage	—	(500)
Total charge-offs	(1)	(500)
Net recoveries (charge-offs)	9	(500)
Provision charged to operating expenses	115	400
Balance at end of period	$3,842	$3,027
Ratios of net charge-offs to average loans	0.00%	0.23%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses (dollars in thousands)	March 31,		December 31,
	2011	% of Loans	2010	% of Loans
Construction and land development	$209	7%	$273	8%
Real estate - mortgage loans:
Commercial real estate mortgage	2,789	63%	2,546	61%
Residential real estate mortgage	356	17%	432	18%
Total mortgage loans	3,145	80%	2,978	79%
Commercial and industrial	479	12%	455	12%
Consumer	9	1%	12	1%
	$3,842	100%	$3,718	100%

	March 31,	December 31,
(dollars in thousands)	2011	2010
Nonaccrual loans:
Construction and land development	$108	$111
Commercial real estate mortgage	2,167	1,913
Commercial and industrial	178	178
Total nonaccrual loans	2,453	2,202
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	2,453	2,202
Foreclosure properties	726	726
Total nonperforming assets	$3,179	$2,928
Nonperforming assets to total assets	1.09%	1.01%

There were no other interest-bearing assets at March 31, 2011 or December 31, 2010 classified as past due 90 days or more and still accruing, problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Impaired loans with no allowance:
Construction and land development	$1,833	$2,038
Commercial real estate mortgage	7,451	8,374
Residential real estate mortgage	1,049	364
Commercial and industrial	3,757	4,179
Consumer	20	—
Total impaired loans with no allowance	$14,110	$14,955

Impaired loans with allowance:
Construction and land development	$365	$365
Commercial real estate mortgage	5,003	4,737
Residential real estate mortgage	517	517
Commercial and industrial	414	414
Total impaired loans with allowance	$6,299	$6,033
Specific allocation of allowance	$1,585	$1,244

	March 31,	December 31,
(dollars in thousands)	2011	2010
Impaired performing loans:
Construction and land development	$2,090	$2,403
Commercial real estate mortgage	10,287	11,296
Residential real estate mortgage	1,566	881
Commercial and industrial	3,993	4,206
Consumer	20	—
Total impaired performing loans	$17,956	$18,786

Impaired nonperforming loans (nonaccrual):
Construction and land development	$108	$—
Commercial real estate mortgage	2,167	1,815
Commercial and industrial	178	387
Total impaired nonperforming loans	$2,453	$2,202
Total impaired loans	$20,409	$20,988

At March 31, 2011, there were $14.11 million of impaired loans with no specific reserves that consisted of two (2) construction loans in the aggregate amount to $1.83 million, nineteen (19) commercial real estate loans in the aggregate amount of $7.45 million, two (2) residential real estate loans in the amount of $1.05 million, fourteen (14) commercial and industrial loans totaling $3.76 million and one (1) consumer loan for $20 thousand.  By comparison at December 31, 2010 there were $14.96 million of impaired loans which required no specific reserves consisting of two (2) construction loans in the aggregate amount of $2.04 million, fourteen (14) commercial real estate loans in the aggregate amount of $8.36 million, one (1) residential mortgage loan for $364 thousand and ten (10) commercial and industrial loans totaling $4.18 million.  In addition at March 31, 2011, there were $6.30 million of impaired loans, which required specific reserves totaling $1.59 million, that consisted of one (1) construction loan for $365 thousand, twelve (12) commercial real estate loans in the aggregate amount of $5.00 million, one (1) residential mortgage loan for $517  thousand and three (3) commercial and industrial loans totaling $414 thousand, compared to $6.03 million of impaired loans, which required specific reserves totaling $1.24 million, that consisted of one (1) construction loan for $365 thousand, eleven (11) commercial real estate loans in the aggregate amount of $4.73 million, one (1) residential mortgage loan for $517 thousand and three (3) commercial and industrial loans totaling $414 thousand at December 31, 2010.  All of the impaired loan relationships discussed are in different types of businesses.

There are no loans that had a specific allowance as of December 31, 2010 that are still in the Company’s loan portfolio as of March 31, 2011 where the specific allowance has been reduced or eliminated.

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

The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower’s situation and the causes of the weakness in the individual loan.  To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan.  For the first three months of 2011, the Company has made concessions on only a few residential mortgage loans which included reducing the interest rate on one (1) residential mortgage loans in the amount $576 thousand and an interest only period of six to twelve months for a $473 thousand residential loan.

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $9.06 million as of March 31, 2011: loans converted to interest only periods for six to twelve months in the amount of $5.78 million, reduced interest rates on loans in the amount of $625 thousand, and loans that have been re-amortized in the amount of $2.65 million.  These loans have specific reserves of $589 thousand based on the collateral value.

As noted above the Company does not have a formal modification program; however, it had four (4) loan relationships as of March 31, 2011 that had been modified and then subsequently re-defaulted in 2010.  First of the loan relationships involves a $760 thousand commercial real estate loan, the second involves a $612 thousand commercial real estate loan, the third is a commercial and industrial loan in the amount of $178 thousand and the last is a loan relationship for a $70 thousand commercial real estate loan.

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

The Company does not normally engage in partial charge-offs and has not incurred any in the three months ended March 31, 2011.

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

Commitments to extend credit and standby letters of credit were as follows:

March 31,
2011
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$28,693
Standby letters of credit	2,995
Total	$31,688

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, preferred stock (which the Company does not currently have authorized), or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  Under Dodd-Frank, the capital treatment of the Company’s trust preferred securities is grandfathered, but we will not be able to issue additional trust preferred securities which count as capital at the holding company.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with outstanding balance of $300 thousand as of March 31, 2011 and December 31, 2010.  This facility matures on July 22, 2011, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of March 31, 2011 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2011, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2011, there have been 12,968 shares repurchased by the Company at an average price of $12.88.

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

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 24.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief

Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  On July 30, 2010, the Bank was served with a lawsuit, Pionteck, v. Frederick County Bank, filed in the United States District Court for the District of Maryland, Greenbelt Division, alleging noncompliance the ATM notice requirements of the Electronic Funds Transfer Act.  The complaint, which purports to be a class action, was filed on July 15, 2010.  If the class action proceeds and the Bank is ultimately found to be liable, statutory damages from the noncompliance could be up to 1% of the Bank’s net worth, approximately $270 thousand at March 31, 2011.  The Bank has entered into a settlement agreement with the plaintiff for an amount, inclusive of plaintiff legal fees and costs, below the maximum statutory damages.  The settlement agreement is subject to approval by the court.  The Company’s March 31, 2011 financial statements reflect a reserve for litigation and settlement costs that the Company believes will cover substantially all remaining expense to be incurred in connection with this matter.  If the settlement agreement is approved by the court, the Company believes that it would not have a material adverse affect on the Company’s financial position.  There can be no assurance that the settlement will be approved by the court on the proposed terms, or that final settlement will not result in greater expense than that anticipated.

Item 1A.  Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2011	0	N/A	0	0
February 1-28, 2011	0	N/A	0	0
March 1-31, 2011	7,850	$13.38	7,850	133,032	(2)

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank (8)
10(i)	Amendment to Loan Documents (9)
10(j)	2011 Stock Incentive Plan
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein
21	Subsidiaries of the Registrant
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

FREDERICK COUNTY BANCORP, INC.

Date:	May 11, 2011	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date:	May 11, 2011	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operating Officer