Form 10-Q
period 2011-06-30
FREDERICK COUNTY BANCORP INC
filed 2011-08-11
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,478,354 shares of Common Stock outstanding as of July 31, 2011.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$1,748	$1,469
Federal funds sold	1,270	1,128
Interest-bearing deposits in other banks	30,959	39,468
Cash and cash equivalents	33,977	42,065
Investment securities available-for-sale at fair value	45,079	30,178
Restricted stock	1,513	1,521
Loans	213,458	209,387
Less: Allowance for loan losses	(3,615)	(3,718)
Net loans	209,843	205,669
Bank premises and equipment	5,903	4,968
Other assets	11,105	4,642
Total assets	$307,420	$289,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$41,797	$41,244
Interest-bearing deposits	221,478	207,380
Total deposits	263,275	248,624
Short-term borrowings	2,650	300
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,048	738
Total liabilities	283,159	265,848

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,478,354 and 1,469,364 shares issued and outstanding	15	15
Additional paid-in capital	15,233	15,069
Retained earnings	8,518	8,142
Accumulated other comprehensive income (loss)	495	(31)
Total shareholders’ equity	24,261	23,195
Total liabilities and shareholders’ equity	$307,420	$289,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30,2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest income:
Interest and fees on loans	$3,051	$3,378	$6,179	$6,667
Interest and dividends on investment securities:
Interest — taxable	189	158	349	273
Interest — tax exempt	158	79	244	159
Dividends	13	13	25	25
Interest on federal funds sold	1	1	1	1
Other interest income	16	16	38	24
Total interest income	3,428	3,645	6,836	7,149
Interest expense:
Interest on deposits	619	805	1,242	1,551
Interest on short-term borrowings	7	6	11	11
Interest on long-term borrowings	80	115	159	229
Interest on junior subordinated debentures	101	101	202	202
Total interest expense	807	1,027	1,614	1,993
Net interest income	2,621	2,618	5,222	5,156
Provision for loan losses	500	200	615	600
Net interest income after provision for loan losses	2,121	2,418	4,607	4,556
Noninterest income:
Securities gains	—	84	3	84
Service fees	74	93	153	184
Other operating income	75	54	123	100
Total noninterest income	149	231	279	368
Noninterest expense:
Salaries and employee benefits	1,227	1,279	2,449	2,339
Occupancy and equipment expenses	323	303	664	627
Other operating expenses	520	492	1,062	943
Total noninterest expense	2,070	2,074	4,175	3,909
Income before provision for income taxes	200	575	711	1,015
Provision for income taxes	12	237	187	369
Net income	$188	$338	$524	$646
Basic earnings per share	$0.13	$0.23	$0.36	$0.44
Diluted earnings per share	$0.12	$0.23	$0.35	$0.44
Basic weighted average number of shares outstanding	1,477,477	1,471,846	1,475,504	1,466,852
Diluted weighted average number of shares outstanding	1,523,328	1,485,222	1,511,656	1,477,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, (dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, April 1, 2010	1,461,802	$15	$14,704	$7,295	$62	$22,076
Comprehensive income:
Net income	—	—	—	338	—	338
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $182	—	—	—	—	280	280
Reclassification adjustment for (gains) losses realized, net of income taxes of $33	—	—	—	—	(51)	(51)
Total Comprehensive income	—	—	—	—	—	567
Shares issued under stock option transactions	12,680	—	127	—	—	127
Compensation expense from stock option transactions	—	—	184	—	—	184
Balance, June 30, 2010	1,474,482	$15	$15,015	$7,633	$291	$22,954
Balance, April 1, 2011	1,476,754	$15	$15,188	$8,478	$2	$23,683
Comprehensive income:
Net income				188		188
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $321					493	493
Total Comprehensive income						681
Dividends paid on common stock				(148)		(148)
Shares issued under stock option transactions	1,600		16			16
Compensation expense from stock option transactions			23			23
Excess tax benefit from equity-based awards			6			6
Balance, June 30, 2011	1,478,354	$15	$15,233	$8,518	$495	$24,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended June 30, (dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2010	1,461,802	$15	$14,702	$6,987	$46	$21,750
Comprehensive income:
Net income	—	—	—	646	—	646
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $193	—	—	—	—	296	296
Reclassification adjustment for (gains) losses realized, net of income taxes of $33	—	—	—	—	(51)	(51)
Total Comprehensive income	—	—	—	—	—	891
Shares issued under stock option transactions	12,680	—	127	—	—	127
Compensation expense from stock option transactions	—	—	186	—	—	186
Balance, June 30, 2010	1,474,482	$15	$15,015	$7,633	$291	$22,954
Balance, January 1, 2011	1,469,364	$15	$15,069	$8,142	$(31)	$23,195
Comprehensive income:
Net income				524		524
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $344					528	528
Reclassification adjustment for (gains) losses realized, net of income tax benefits of $1					(2)	(2)
Total Comprehensive income						1,050
Dividends paid on common stock				(148)		(148)
Shares repurchased	(7,850)		(105)			(105)
Shares issued under stock option transactions	16,840		169			169
Compensation expense from stock option transactions			70			70
Excess tax benefit from equity-based awards			30			30
Balance, June 30, 2011	1,478,354	$15	$15,233	$8,518	$495	$24,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$524	$646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	152
Deferred income taxes	47	17
Provision for loan losses	615	600
Securities gains	(3)	(84)
Net premium amortization on investment securities	156	154
Stock option compensation expense	70	154
Excess tax benefit from equity-based awards	(30)	(32)
(Increase) decrease in accrued interest and other assets	(50)	179
(Decrease) increase in accrued interest and other liabilities	(12)	48
Net cash provided by operating activities	1,460	1,834
Cash flows from investing activities:
Purchases of investment securities available for sale	(18,000)	(17,499)
Proceeds from sales of investment securities available for sale	1,274	2,779
Proceeds from maturities, prepayments and calls investment securities available for sale	2,540	3,813
Redemption of restricted stock	8	—
Net increase in loans	(6,739)	(2,952)
Purchase of bank owned life insurance	(4,500)	—
Purchases of bank premises and equipment	(1,078)	(144)
Net cash used in investing activities	(26,495)	(14,003)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	6,985	20,726
Net increase in time deposits	7,666	18,161
Net increase in short-term borrowings	2,350	—
Proceeds from issuance of common stock	169	127
Repurchase of common stock	(105)	—
Dividends paid on common stock	(148)	—
Excess tax benefit from equity-based awards	30	32
Net cash provided by financing activities	16,947	39,046
Net (decrease) increase in cash and cash equivalents	(8,088)	26,877
Cash and cash equivalents — beginning of period	42,065	12,114
Cash and cash equivalents — end of period	$33,977	$38,991
Supplemental cash flow disclosures:
Interest paid	$1,618	$2,003
Income taxes paid	$522	$269
Transfer of loans to foreclosed properties	$1,950	$—

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

Recent Accounting Pronouncements

The FASB issued new guidance under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) to improve disclosures about fair value measurements.  The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the same.  It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances and settlements separately.  The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.  The disclosure requirements effective for interim and annual financial periods beginning after December 15, 2009 have been adopted for the interim period ended March 31, 2010, while the disclosure requirements effective for gross basis presentation for Level 3 reconciliation beginning after December 15, 2010 have been adopted for the interim period ended March 31, 2011.

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

The FASB issued new guidance under ASU 2011-02, Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under this guidance, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected to have a significant impact of the Company’s financial statements.

The FASB issued new guidance under ASU 2011-03, Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.  This guidance is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.   This amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implantation guidance related to the criterion.  ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  Adoption of ASU 2011-03 is not expected to have a significant impact of the Company’s financial statements.

The FASB issued new guidance under ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  These amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption is not permitted.  Adoption of ASU 2011-04 is not expected to have a significant impact of the Company’s financial statements.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net income	$188	$338	$524	$646
Basic earnings per share	$0.13	$0.23	$0.36	$0.44
Diluted earnings per share	$0.12	$0.23	$0.35	$0.44
Basic weighted average number of shares outstanding	1,477,477	1,471,846	1,475,504	1,466,852
Effect of dilutive securities — stock options	45,851	13,376	36,152	10,798
Diluted weighted average number of shares outstanding	1,523,328	1,485,222	1,511,656	1,477,650
Anti-dilutive securities outstanding	—	121,700	—	121,700

Note 3.  Stock Based Compensation Plans:

The Company maintains two stock based compensation plans, (i) the 2001 Employee Stock Option Plan (the “2001 Plan”), under which grants of incentive and non-incentive stock options were made through 2010; and the 2011 Stock Incentive Plan (the “2011 Plan”), under which grants of incentive and non-incentive options, restricted stock and restricted stock units may be made.  Each plan has been presented to and approved by the Company’s shareholders.  There were 118,700 stock options granted in April 2010 under the 2001 Plan.  No further awards may be made under the 2001 Plan.  No awards of stock based compensation were made, under either the 2001 Plan or the 2011 Plan, during the three or six months ended June 30, 2011.  The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense for the three and six months ended June 30,

2011 was $23 thousand and $70 thousand, respectively, compared to $184 thousand and $186 thousand, respectively, for the same periods in 2010.  As of June 30, 2011, there was $60 thousand of total unrecognized compensation cost related to non-vested stock options that will be expensed over the period July 1, 2011 through April 30, 2012.

The weighted-average fair value of options granted in the year ended December 31, 2010 was $3.17, and was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions.

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

The following is a summary of stock option transactions during the six months ended June 30, 2011.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2011	235,430	$10.69
Exercised	16,840	10.05
Balance at June 30, 2011	218,590	$10.74
Exercisable at June 30, 2011	170,070	$10.57

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2011 and December 31, 2010:

Available-for-sale portfolio

June 30, 2011 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$5,936	$135	$—	$6,071	4.62%
Due after ten years	13,259	343	7	13,595	5.51%
	19,195	478	7	19,666
Mortgage-backed debt securities	23,837	344	9	24,172	3.17%
Small business administration	930	11	—	941	3.63%
Equity securities	300	—	—	300	—%
	$44,262	$833	$16	$45,079	4.05%

December 31, 2010 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$2,094	$12	$21	$2,085	5.36%
Due after ten years	7,005	50	123	6,932	5.74%
	9,099	62	144	9,017
Mortgage-backed debt securities	20,830	158	127	20,861	2.71%
Equity securities	300	—	—	300	—%
	$30,229	$220	$271	$30,178	3.57%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
June 30, 2011 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$1,712	$9	$—	$—	$1,712	$9
Mortgage-backed debt securities	1,448	7	—	—	1,448	7
Total temporarily impaired securities	$3,160	$16	$—	$—	$3,160	$16

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2010 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,253	$144	—	$—	$4,253	$144
Mortgage-backed debt securities	9,398	127	—	—	9,398	127
Total temporarily impaired securities	$13,651	$271	$—	$—	$13,651	$271

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

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Federal Home Loan Bank of Atlanta	$899	$907
Federal Reserve Bank	574	574
Atlantic Central Bankers Bank	40	40
	$1,513	$1,521

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2011	Loans	2010	Loans
Construction and land development	$16,569	8%	$15,742	8%
Real estate:
Commercial real estate mortgage	133,531	62%	128,998	62%
Residential real estate mortgage	35,994	17%	37,143	17%
Total construction and real estate mortgage	169,525	79%	166,141	79%
Commercial and industrial	25,649	12%	25,778	12%
Consumer	1,715	1%	1,726	1%
	213,458	100%	209,387	100%
Less allowance for loan losses	(3,615)		(3,718)
Net loans	$209,843		$205,669

Allowance for loan losses and recorded investment in loans for the six months ended June 30, 2011 is summarized as follows:

(dollars in thousands)	Construction and Land Development	Commercial Real Estate Mortgage	Residential Real Estate Mortgage	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(2)	(590)	—	(148)	—	(740)
Recoveries	—	—	—	21	1	22
Provisions	(34)	672	(37)	18	(4)	615
Ending balance	$237	$2,628	$395	$346	$9	$3,615
Ending balance: individually evaluated for impairment	$226	$895	$11	$52	$—	$1,184
Ending balance: collectively evaluated for impairment	$11	$1,733	$384	$294	$9	$2,431

Loans:
Ending balance	$16,569	$133,531	$35,994	$25,649	$1,715	$213,458
Ending balance: individually evaluated for impairment	$2,059	$16,214	$1,925	$4,458	$19	$24,675
Ending balance: collectively evaluated for impairment	$14,510	$117,317	$34,069	$21,191	$1,696	$188,783

Credit quality indicators as of June 30, 2011 are as follows:

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

Doubtful — loans in this category contain weaknesses that make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as loss is deferred until its more exact status may be determined.

Loss - loans classified in this category are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.  This classification does not mean that the loan has no recovery value, but that it is not practical to defer writing it off, even though partial recovery may be affected in the future.  Such credits should be recommended for charge-off.

Commercial credit exposure - Credit risk profile by internally assigned grade

(dollars in thousands)	Construction and Land Development	Commercial Real Estate Mortgage	Commercial and Industrial	Total
Pass	$10,807	$114,116	$16,842	$141,765
Special mention	1,604	5,202	4,953	11,759
Substandard	4,158	14,213	3,854	22,225
Total	$16,569	$133,531	$25,649	$175,749

Consumer credit exposure - Credit risk profile by internally assigned grade

(dollars in thousands)	Residential Real Estate Mortgage	Consumer	Total
Pass	$32,943	$1,629	$34,572
Special mention	1,142	—	1,142
Substandard	1,909	86	1,995
Total	$35,994	$1,715	$37,709

Information on impaired loans for the three months ended June 30, 2011 is as follows:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Construction and land development	$1,833	$1,833	$—	$1,936	$164
Commercial real estate mortgage	12,369	12,369	—	10,372	325
Residential real estate mortgage	1,408	1,408	—	886	42
Commercial and industrial	4,211	4,211	—	4,195	97
Consumer	19	19	—	10	—
Total with no allowance	$19,840	$19,840	$—	$17,399	$628
With an allowance recorded:
Construction and land development	$226	$226	$226	$296	$33
Commercial real estate mortgage	3,255	3,845	895	4,291	90
Residential real estate mortgage	517	517	11	517	22
Commercial and industrial	247	247	52	331	—
Total with an allowance	$4,245	$4,835	$1,184	$5,435	$145
Grand total:
Construction and land development	$2,059	$2,059	$226	$2,232	$197
Commercial real estate mortgage	15,624	16,214	895	14,663	415
Residential real estate mortgage	1,925	1,925	11	1,403	64
Commercial and industrial	4,458	4,458	52	4,526	97
Consumer	19	19	—	10	—
Grand total	$24,085	$24,675	$1,184	$22,834	$773

At June 30, 2011 and December 31, 2010, nonaccrual loans are $3.45 million and $2.20 million, respectively.

An age analysis of past due loans as of June 30, 2011 is as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$231	$61	$292	$16,277	$16,569	$—
Commercial real estate mortgage	457	—	3,387	3,844	129,687	133,531	—
Residential real estate mortgage	—	247	—	247	35,747	35,994	—
Commercial and industrial	—	84	—	84	25,565	25,649	—
Consumer	3	19	—	22	1,693	1,715	—
Total	$460	$581	$3,448	$4,489	$208,969	$213,458	$—

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

The Company has recorded $590 thousand in partial charge-offs related to four (4) commercial real estate loan relationships during the six months ended June 30, 2011.

Note 6.   Deposits

The following table provides a summary of the Company’s deposit base at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2011	2010
Noninterest-bearing demand deposits	$41,797	$41,244
Interest-bearing demand deposits:
NOW accounts	18,040	15,049
Money market accounts	74,118	71,317
Savings accounts	5,460	4,820
Certificates of deposit:
$100,000 or more	47,477	47,566
Less than $100,000	76,383	68,628
Total deposits	$263,275	$248,624

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

At June 30, 2011 and December 31, 2010, the Company had a total of $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  This amount consists of two (2) $5.00 million borrowings with fixed interest rates of 3.29% and 3.05%, with a maturity of November 19, 2015.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Salaries	$1,044	$1,097	$2,062	$1,978
Bonus	—	5	—	5
Deferred Personnel Costs	(31)	(20)	(57)	(34)
Payroll Taxes	72	69	160	145
Employee Insurance	85	76	164	138
Other Employee Benefits	57	52	120	107
Depreciation	70	75	143	152
Rent	102	96	217	200
Utilities	27	27	54	54
Repairs and Maintenance	54	51	114	108
ATM Expense	23	21	45	45
Other Occupancy and Equipment Expenses	47	33	91	68
Postage and Supplies	19	16	39	31
Data Processing	100	88	199	186
Advertising and Promotion	59	72	129	142
FDIC insurance	95	93	189	174
Legal	17	12	37	22
Insurance	9	14	30	28
Consulting	2	4	12	9
Courier	4	5	8	9
Audit Fees	48	48	96	96
Other	167	140	323	246
	$2,070	$2,074	$4,175	$3,909

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

The Company made matching contributions of $48 thousand and $96 thousand for the three and six months ended June 30, 2011, respectively, compared to $42 thousand and $84 thousand for the same periods in 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2011.

As of June 30, 2011, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2011 and December 31, 2010 are presented in the following tables.

June 30, 2011	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$29,766	12.29%	$9,691	4.00%	N/A	N/A
Bank	$28,947	12.11%	$9,563	4.00%	$14,344	6.00%

Total Capital
To Risk-Weighted Assets
Company	$32,802	13.54%	$19,382	8.00%	N/A	N/A
Bank	$31,943	13.36%	$19,125	8.00%	$23,906	10.00%

Tier 1 Capital
To Average Assets
Company	$29,766	10.14%	$11,742	4.00%	N/A	N/A
Bank	$28,947	9.91%	$11,686	4.00%	$14,607	5.00%

December 31, 2010	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$29,226	12.86%	$9,094	4.00%	N/A	N/A
Bank	$28,430	12.56%	$9,055	4.00%	$13,582	6.00%

Total Capital
To Risk-Weighted Assets
Company	$32,079	14.11%	$18,188	8.00%	N/A	N/A
Bank	$31,271	13.81%	$18,110	8.00%	$22,637	10.00%

Tier 1 Capital
To Average Assets
Company	$29,226	10.03%	$11,652	4.00%	N/A	N/A
Bank	$28,430	9.78%	$11,625	4.00%	$14,531	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2011, there have been 12,968 shares repurchased by the Company at an average price of $12.88.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
June 30, 2011	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed debt	$24,172	$—	$24,172	$—
State and political subdivisions	19,666	—	19,666	—
Small business administration	941	—	941	—
Equity securities	300	—	300	—
Total	$45,079	$—	$45,079	$—

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2010	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed debt	$20,861	$—	$20,861	$—
State and political subdivisions	9,017	—	9,017	—
Equity securities	300	—	300	—
Total	$30,178	$—	$30,178	$—

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
June 30, 2011	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Foreclosed properties	$2,676	$—	$—	$2,676
Impaired loans	$23,491	$—	$—	$23,491

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2010	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Foreclosed properties	$726	$—	$—	$726
Impaired loans	$19,744	$—	$—	$19,744

The following tables provide a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010.

(dollars in thousands)	Foreclosed Properties	Impaired Loans
Balance at December 31, 2010	$726	$19,744
Total net gains (losses) for the period included in:
Gain on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases	—	—
Sales	—	—
Transfers in	1,950	7,908
Transfers out	—	(4,161)
Balance at June 30, 2011	$2,676	$23,491

(dollars in thousands)	Foreclosed Properties	Impaired Loans
Balance at December 31, 2009	$495	$12,350
Total net gains (losses) for the period included in:
Gain on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases	—	—
Sales	—	—
Transfers in	—	4,183
Transfers out	—	(797)
Balance at June 30, 2010	$495	$15,736

Note 12.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$33,977	$33,977	$42,065	$42,065
Investment securities available for sale	45,079	45,079	30,178	30,178
Restricted stock	1,513	1,513	1,521	1,521
Net loans	209,843	206,168	205,669	205,878
Accrued interest receivable	955	955	850	850

FINANCIAL LIABILITIES
Deposits	$263,275	$271,085	$248,624	$257,805
Short-term borrowings	2,650	2,650	300	300
Long-term borrowings	10,000	10,551	10,000	10,438
Junior subordinated debentures	6,186	6,108	6,186	6,058
Accrued interest payable	136	136	140	140

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2011 and December 31, 2010:

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

Loans

Loans increased by $4.07 million, or 1.94%, from December 31, 2010, to a balance of $213.46 million as of June 30, 2011, but decreased by $3.85 million, or 1.77% from June 30, 2010.  Management continues to be cautious about the economy and therefore has maintained the lower growth loan strategy.

Deposits

Deposits increased by $14.65 million, or 5.89%, from December 31, 2010 to a balance of $263.28 million as of June 30, 2011, and by $5.08 million, or 1.97% from June 30, 2010.  The balance of certificates of deposit increased to $123.86 million as of June 30, 2011 from $116.19 million as of December 31, 2010; while noninterest-bearing demand deposits increased slightly by $553 thousand from

$41.24 million, NOW and savings accounts increased to $23.50 million from $19.87 million, and money market accounts increased to $74.12 million from $71.32 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective July 21, 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended June 30, 2011 and 2010

Net income was $188 thousand for the three months ended June 30, 2011, as compared to $338 thousand of net income for the same period in 2010.  The decrease in earnings for this quarter in 2011 is primarily related to an increase in the provision for loan losses of $300 thousand.  Net interest income for the quarter ended June 30, 2011 increased (on a tax-equivalent basis) to $2.74 million from $2.69 million for the same period in 2010.  Basic earnings per share for the three months ended June 30, 2011 and 2010 were $0.13 and $0.23, respectively, and were based on weighted-average number of shares outstanding of 1,477,477 and 1,471,846, respectively.  Diluted earnings per share for the three months ended June 30, 2011 and 2010 were $0.12 and $0.23, respectively, and were based on weighted-average number of shares outstanding of 1,523,328 and 1,485,222, respectively.

The Company experienced an annualized return on average assets of 0.26% and 0.47% for the three-months ended June 30, 2011 and 2010, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 3.12% and 5.97% for the three-month periods ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 and 2010

Net income was $524 thousand for the six months ended June 30, 2011, as compared to $646 thousand of net income for the same period in 2010.  The decrease in earnings for this period in 2011 is primarily related to an increase in noninterest expenses of $266 thousand primarily reflecting higher salary and compensation expense, along with only $3 thousand of securities gains in 2011 compared to $84 thousand in 2010.  Net interest income for the six months ended June 30, 2011 increased (on a tax-equivalent basis) to $5.41 million from $5.30 million for the same period in 2010.  Basic earnings per share for the six months ended June 30, 2011 and 2010 were $0.36 and $0.44, respectively, and were based on weighted-average number of shares outstanding of 1,475,504 and 1,466,852, respectively.  Diluted earnings per share for the six months ended June 30, 2011 and 2010 were $0.35 and $0.44, respectively, and were based on weighted-average number of shares outstanding of 1,511,656 and 1,477,650, respectively.

The Company experienced an annualized return on average assets of 0.36% and 0.47% for the six-month periods ended June 30, 2011 and 2010.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 4.40% and 5.76% for the six-month periods ended June 30, 2011 and 2010, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2011			2010
Three Months Ended June 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,276	$—	—%	$1,178	$1	0.34%
Interest bearing deposits in other banks	28,496	22	0.31	29,203	16	0.22
Investment securities (1):
Taxable	27,667	202	2.93	26,014	171	2.64
Tax-exempt (2)	16,366	240	5.88	7,808	120	6.16
Loans (3)	209,018	3,083	5.92	216,888	3,411	6.31
Total interest-earning assets	282,823	3,547	5.03	281,091	3,719	5.31
Noninterest-earning assets	10,716			7,613
Total assets	$293,539			$288,704

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$15,304	$12	0.31%	$13,630	$6	0.18%
Savings accounts	5,063	1	0.08	5,105	1	0.08
Money market accounts	73,726	144	0.78	63,194	184	1.17
Certificates of deposit $100,000 or more	47,727	198	1.66	51,937	261	2.02
Certificates of deposit less than $100,000	66,793	264	1.59	74,375	353	1.90
Short-term borrowings	819	7	3.43	500	6	4.81
Long-term borrowings	10,000	80	3.21	10,000	115	4.61
Junior subordinated debentures	6,186	101	6.55	6,186	101	6.55
Total interest-bearing liabilities	225,618	807	1.43	224,927	1,027	1.83
Noninterest-bearing deposits	43,115			40,401
Noninterest-bearing liabilities	740			731
Total liabilities	269,473			266,059
Total shareholders’ equity	24,066			22,645
Total liabilities and shareholders’ equity	$293,539			$288,704
Net interest income		$2,740			$2,692
Net interest spread			3.60%			3.48%
Net interest margin			3.89%			3.84%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $82 thousand in 2011 and $41 thousand in 2010 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $32 thousand in 2011 and $33 thousand in 2010 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $3 thousand in 2011 and $23 thousand in 2010.

	2011			2010
Six Months Ended June 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,201	$1	0.17%	$1,134	$1	0.18%
Interest bearing deposits in other banks	32,228	38	0.24	22,389	24	0.22
Investment securities (1):
Taxable	26,489	374	2.85	21,918	298	2.74
Tax-exempt (2)	12,576	370	5.93	7,826	241	6.21
Loans (3)	208,089	6,243	6.05	215,807	6,733	6.29
Total interest-earning assets	280,583	7,026	5.05	269,074	7,297	5.47
Noninterest-earning assets	9,266			7,427
Total assets	$289,849			$276,501

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$14,712	$22	0.30%	$12,998	$11	0.17%
Savings accounts	4,950	2	0.08	4,990	2	0.08
Money market accounts	73,085	288	0.79	60,683	350	1.16
Certificates of deposit $100,000 or more	47,354	394	1.68	47,589	492	2.08
Certificates of deposit less than $100,000	67,311	536	1.61	71,023	696	1.98
Short-term borrowings	561	11	3.95	500	11	4.44
Long-term borrowings	10,000	159	3.21	10,000	229	4.62
Junior subordinated debentures	6,186	202	6.58	6,186	202	6.58
Total interest-bearing liabilities	224,159	1,614	1.45	213,969	1,993	1.88
Noninterest-bearing deposits	41,159			39,382
Noninterest-bearing liabilities	713			719
Total liabilities	266,031			254,070
Total shareholders’ equity	23,818			22,431
Total liabilities and shareholders’ equity	$289,849			$276,501
Net interest income		$5,412			$5,304
Net interest spread			3.60%			3.59%
Net interest margin			3.89%			3.98%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $126 thousand in 2011 and $82 thousand in 2010 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $64 thousand in 2011 and $66 thousand in 2010 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $16 thousand in 2011 and $36 thousand in 2010.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended June 30, 2011 compared to 2010			Six Months Ended June 30, 2011 compared to 2010
	Increase (decrease) Due to		Net increase	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Interest on federal funds sold	$—	$(1)	$(1)	$—	$—	$—
Interest-bearing deposits in other banks	—	6	6	11	3	14
Investment securities:
Taxable	11	20	31	63	13	76
Tax-exempt	132	(12)	120	147	(18)	129
Loans	(124)	(204)	(328)	(243)	(247)	(490)
Total interest income	19	(191)	(172)	(22)	(249)	(271)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	6	6	—	11	11
Money market accounts	31	(71)	(40)	72	(134)	(62)
Certificates of deposit $100,000 or more	(21)	(42)	(63)	(2)	(96)	(98)
Certificates of deposit less than $100,000	(36)	(53)	(89)	(37)	(123)	(160)
Short-term borrowings	4	(3)	1	1	(1)	—
Long-term borrowings	—	(35)	(35)	—	(70)	(70)
Total interest expense	(22)	(198)	(220)	34	(413)	(379)
Net interest income	$41	$7	$48	$(56)	$164	$108

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

Three Months Ended June 30, 2011 and 2010

Net interest income (on a taxable-equivalent basis) was $2.74 million in 2011 and $2.69 million in 2010.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and long-term borrowings, and an improvement in the volume of investment securities, which was partially offset by a lower volume of loans at lower rates.  Average earning assets increased by $1.73 million, or 0.62%, since June 30, 2010.  The yield on earning assets in 2011 decreased by 28 basis points to 5.03% from 5.31% in 2010.  The decrease of 40 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit.  The Company’s net interest margin was 3.89% and 3.84%, and the net interest spread was 3.60% and 3.48%, for the three-month periods ended June 30, 2011 and 2010, respectively.

Interest expense decreased 21.42% from $1.03 million in 2010 to $807 thousand in 2011 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.43% in 2011 from 1.83% in 2010 primarily as a result in declines in rates on certificates of deposit.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Six Months Ended June 30, 2011 and 2010

Net interest income (on a taxable-equivalent basis) was $5.41 million in 2011 and $5.30 million in 2010.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and long-term borrowings, and an improvement in the volume of investment securities, which was partially offset by a lower volume of loans at lower rates.  Average earning assets increased by $11.51 million, or 4.28%, since June 30, 2010.  The yield on earning assets in 2011 decreased by 42 basis points to 5.05% from 5.47% in 2010.  The decrease of 43 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit.  The Company’s net interest margin was 3.89% and 3.98%, and the net interest spread was 3.60% and 3.59%, for the six-month periods ended June 30, 2011 and 2010, respectively.

Interest expense decreased 19.02% from $1.99 million in 2010 to $1.61 million in 2011 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.45% in 2011 from 1.88% in 2010 primarily as a result in declines in rates on certificates of deposit.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Noninterest Income

Noninterest income was $149 thousand and $279 thousand for the three and six-month periods ended June 30, 2011, respectively, and was $231 thousand and $368 thousand for the same periods in 2010.  There were no gains on sale of securities for the three months ended June 30, 2011, while there were $84 thousand for the same period in 2010.  Gains on sale of securities for the six-month periods ended June 30, 2011 and 2010 were $3 thousand and $84 thousand, respectively.

Noninterest Expense

Noninterest expense amounted to $2.07 million for both the three-month periods ended June 30, 2011 and 2010.  Noninterest expense for the six-month periods ended June 30, 2011 and 2010 amounted to $4.18 million and $3.91 million, respectively.  The primary increase in noninterest expense for the six-month periods in 2011 compared to 2010 relates to increases in salaries of $84 thousand and an increase in foreclosure expenses of $50 thousand in 2011.

Income Taxes

During the three months ended June 30, 2011, the Company recognized income tax expense of $12 thousand compared to $237 thousand during the same period in 2010.  The effective tax rates for the three-month periods in 2011 and 2010 were 6.00% and 41.22%, respectively.  The decrease in income tax expense in 2011 is due to the lower level of pre-tax income and the larger amount of tax-exempt income.  During the six months ended June 30, 2011, the Company recognized income tax expense of $187 thousand compared to $369 thousand during the same period in 2010.  The effective tax rates for the six-month periods in 2011 and 2010 were 26.30% and 36.35%, respectively.  The decrease in income tax expense in 2011 is due to the lower level of pre-tax income and the larger amount of tax-exempt income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The

Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(72.32) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2011, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2011.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

June 30, 2011

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$1,270	$—	$—	$—	$1,270
Interest-bearing deposits in other banks	30,959	—	—	—	30,959
Investment securities(1)	89	6,273	18,515	19,902	44,779
Loans	89,314	75,577	36,247	12,320	213,458
Total interest-earning assets	121,632	81,850	54,762	32,222	290,466

Liabilities
Savings and NOW accounts	1,175	2,350	2,350	17,625	23,500
Money Market accounts	3,706	7,412	7,412	55,588	74,118
Certificates of deposit	87,500	15,687	20,673	—	123,860
Short-term borrowings	2,650	—	—	—	2,650
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186
Total interest-bearing liabilities	101,217	25,449	40,435	73,213	240,314
Interest rate sensitivity gap	$20,415	$56,401	$14,327	$(40,991)	$50,152
Cumulative interest rate sensitivity gap	$20,415	$76,816	$91,143	$50,152
Cumulative gap ratio as a percentage of total assets	6.65%	25.02%	29.68%	16.33%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 300 basis points or a decrease of 300 basis points, but not below zero.  The results show that with a 300 basis point rise in the prime interest rate the Company’s net interest income would decrease by 3.04%.  A decrease in the prime interest rate of 300 basis points was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three and six-month periods ended June 30, 2011 was $500 thousand and $615 thousand, respectively, compared to $200 thousand and $600 thousand for the same periods in 2010.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At June 30, 2011 and December 31, 2010, the allowance for loan losses was $3.62 million and $3.72 million, respectively.  The change in the allowance from December 31, 2010 reflects the provision of $615 thousand less net charge-offs of $718 thousand, consisting of $740 thousand in charge-offs and $22 thousand in recoveries, as compared to a provision of $600 thousand less net charge-offs of $588 thousand, consisting of $592 thousand in charge-offs and $4 thousand in recoveries in the same period of 2010.  The $740 thousand of charge-offs in 2011 is a result of four (4) commercial real estate relationships, one (1) commercial and industrial loan, and one (1) consumer relationship, as compared to the $592 thousand of charge-offs in 2010, which consisted of one (1) commercial real estate relationship one (1) commercial and industrial loan relationship.

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

Management believes that the allowance for loan losses is adequate at June 30, 2011.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of June 30, 2011 and December 31, 2010, the real estate loan portfolio constituted 87% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $9.88 million of at June 30, 2011.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Average total loans outstanding during period	$209,018	$216,888	$208,089	$215,807
Balance at beginning of period	$3,842	$3,027	$3,718	$3,127
Recoveries – commercial and industrial	11	—	21	—
Recoveries - consumer	1	4	1	4
Total recoveries	12	4	22	4
Charge-offs – construction and land development	(1)	—	(2)	—
Charge-offs – commercial real estate mortgage	(590)	—	(590)	(500)
Charge-offs – residential real estate mortgage	—	(92)	—	(92)
Charge-offs – commercial and industrial	(148)	—	(148)	—
Total charge-offs	(739)	(92)	(740)	(592)
Net recoveries (charge-offs)	(727)	(88)	(718)	(588)
Provision charged to operating expenses	500	200	615	600
Balance at end of period	$3,615	$3,139	$3,615	$3,139
Ratios of net charge-offs to average loans	0.35%	0.04%	0.35%	0.27%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	June 30,		December 31,
(dollars in thousands)	2011	% of Loans	2010	% of Loans
Construction and land development	$237	8%	$273	8%
Real estate - mortgage loans:
Commercial real estate mortgage	2,628	62%	2,546	61%
Residential real estate mortgage	395	17%	432	18%
Total mortgage loans	3,023	79%	2,978	79%
Commercial and industrial	346	12%	455	12%
Consumer	9	1%	12	1%
	$3,615	100%	$3,718	100%

	June 30,	December 31,
(dollars in thousands)	2011	2010
Nonaccrual loans:
Construction and land development	$62	$111
Commercial real estate mortgage	3,387	1,913
Commercial and industrial	—	178
Total nonaccrual loans	3,449	2,202
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	3,449	2,202
Foreclosure properties	2,676	726
Total nonperforming assets	$6,125	$2,928
Nonperforming assets to total assets	1.99%	1.01%

There were no other interest-bearing assets at June 30, 2011 or December 31, 2010 classified as past due 90 days or more and still accruing, problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Impaired loans with no allowance:
Construction and land development	$1,833	$2,038
Commercial real estate mortgage	12,369	8,374
Residential real estate mortgage	1,408	364
Commercial and industrial	4,211	4,179
Consumer	19	—
Total impaired loans with no allowance	$19,840	$14,955

Impaired loans with allowance:
Construction and land development	$226	$365
Commercial real estate mortgage	3,845	4,737
Residential real estate mortgage	517	517
Commercial and industrial	247	414
Total impaired loans with allowance	$4,835	$6,033
Specific allocation of allowance	$1,184	$1,244

	June 30,	December 31,
(dollars in thousands)	2011	2010
Impaired performing loans:
Construction and land development	$1,997	$2,403
Commercial real estate mortgage	12,827	11,296
Residential real estate mortgage	1,925	881
Commercial and industrial	4,458	4,206
Consumer	19	—
Total impaired performing loans	$21,226	$18,786

Impaired nonperforming loans (nonaccrual):
Construction and land development	$62	$111
Commercial real estate mortgage	3,387	1,913
Commercial and industrial	—	178
Total impaired nonperforming loans	$3,449	$2,202
Total impaired loans	$24,675	$20,988

At June 30, 2011, there were $17.65 million of impaired loans with no specific reserves that consisted of two (2) construction loans in the aggregate amount to $1.83 million, twenty-one (21) commercial real estate loans in the aggregate amount of $11.22 million, two (2) residential real estate loans in the amount of $834 thousand and six (6) commercial and industrial loans totaling $3.77 million.  By comparison at December 31, 2010 there were $14.96 million of impaired loans which required no specific reserves consisting of two (2) construction loans in the aggregate amount of $2.04 million, fourteen (14) commercial real estate loans in the aggregate amount of $8.36 million, one (1) residential mortgage loan for $364 thousand and ten (10) commercial and industrial loans totaling $4.18 million.  In addition at June 30, 2011, there were $4.84 million of impaired loans, which required specific reserves totaling $1.18 million, that consisted of two (2) construction loan for $226 thousand, seven (7) commercial real estate loans in the aggregate amount of $3.85 million, one (1) residential mortgage loan for $517  thousand and two (2) commercial and industrial loans totaling $247 thousand, compared to $6.03 million of impaired loans, which required specific reserves totaling $1.24 million, that consisted of one (1) construction loan for $365 thousand, eleven (11) commercial real estate loans in the aggregate amount of $4.73 million, one (1) residential mortgage loan for $517 thousand and three (3) commercial and industrial loans totaling $414 thousand at December 31, 2010.  All of the impaired loan relationships discussed are in different types of businesses.

There are no loans that had a specific allowance as of December 31, 2010 that are still in the Company’s loan portfolio as of June 30, 2011 where the specific allowance has been reduced or eliminated.

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

The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower’s situation and the causes of the weakness in the individual loan.  To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan.  For the first six months of 2011, the Company has made concessions on only a few residential mortgage loans which included reducing the interest rate on one (1) residential mortgage loan in the amount $576 thousand and an interest only period of six to twelve months for a $473 thousand residential loan.

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $6.74 million as of June 30, 2011: loans converted to interest only periods for six to twelve months in the amount of $4.18 million, reduced interest rates on loans in the amount of $407 thousand, and loans that have been re-amortized in the amount of $2.15 million.  These loans have specific reserves of $1.02 million based on the collateral value.

As noted above the Company does not have a formal modification program; however, it had two (2) loan relationships as of June 30, 2011 that had been modified and then subsequently re-defaulted in 2010.  First of the loan relationships involves a commercial and industrial loan in the amount of $178 thousand and the second is a loan relationship for a $70 thousand commercial real estate loan.

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

The Company has recorded $590 thousand in partial charge-offs related to four (4) commercial real estate loan relationships during the six months ended June 30, 2011.

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

Commitments to extend credit and standby letters of credit were as follows:

June 30,
2011
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,319
Standby letters of credit	1,862
Total	$31,181

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, preferred stock (which the Company does not currently have authorized), or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes.  Under Dodd-Frank, the capital treatment of the Company’s trust preferred securities is grandfathered, but we will be able to issue additional trust preferred securities which count as capital at the holding company only as long as we remain under $500 million in assets.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with an outstanding balance of $2.65 million as of June 30, 2011 and $300 thousand as of December 31, 2010.  This facility matures on July 22, 2012, has a floating interest rate equal to the Wall Street Journal prime rate, subject to a minimum rate of 3.75%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of June 30, 2011 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2011, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2011, there have been 12,968 shares repurchased by the Company at an average price of $12.88.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 27.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.    Legal Proceedings.  On July 30, 2010, the Bank was served with a lawsuit, Pionteck, v. Frederick County Bank, filed in the United States District Court for the District of Maryland, Greenbelt Division, alleging noncompliance the ATM notice requirements of the Electronic Funds Transfer Act.  The complaint, which purports to be a class action, was filed on July 15, 2010.  If the class action proceeds and the Bank is ultimately found to be liable, statutory damages from the noncompliance could be up to 1% of the Bank’s net worth, approximately $270 thousand at June 30, 2011.  The Bank has entered into a settlement agreement with the plaintiff for an amount, inclusive of plaintiff legal fees and costs, below the maximum statutory damages.  The settlement agreement is subject to approval by the court.  The Company’s June 30, 2011 financial statements reflect a reserve for litigation and settlement costs that the Company believes will cover substantially all remaining expense to be incurred in connection with this matter.  If the settlement agreement is approved by the court, the Company believes that it would not have a material adverse affect on the Company’s financial position.  There can be no assurance that the settlement will be approved by the court on the proposed terms, or that final settlement will not result in greater expense than that anticipated.

Item 1A.  Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2011	0	N/A	0	0
May 1-31, 2011	0	N/A	0	0
June 1-30, 2011	0	N/A	0	133,032	(2)

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank(8)
10(i)	Amendment to Loan Documents(9)
10(j)	2011 Stock Incentive Plan(10)
11	Statement Regarding Computation of Per Share Income — Please refer to Note 2 to the unaudited consolidated financial statements included herein

21	Subsidiaries of the Registrant
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Financial Position at June 30, 2011 and December 31, 2010 (ii) the Consolidated Statement of Earnings for the six and three month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
(3)	Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2009.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2009.
(7)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.
(9)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: August 11, 2011	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer and Chief Operating Officer