Form 10-Q
period 2011-09-30
FREDERICK COUNTY BANCORP INC
filed 2011-11-10
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,529,314 shares of Common Stock outstanding as of October 31, 2011.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$1,720	$1,469
Federal funds sold	1,359	1,128
Interest-bearing deposits in other banks	24,528	39,468
Cash and cash equivalents	27,607	42,065
Investment securities available-for-sale at fair value	38,322	30,178
Restricted stock	1,508	1,521
Loans	209,693	209,387
Less: Allowance for loan losses	(3,129)	(3,718)
Net loans	206,564	205,669
Bank premises and equipment	5,916	4,968
Bank owned life insurance	4,561	—
Other assets	6,712	4,642
Total assets	$291,190	$289,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$42,208	$41,244
Interest-bearing deposits	203,981	207,380
Total deposits	246,189	248,624
Short-term borrowings	2,700	300
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,108	738
Total liabilities	266,183	265,848

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,504,494 and 1,469,364 shares issued and outstanding	15	15
Additional paid-in capital	15,518	15,069
Retained earnings	8,674	8,142
Accumulated other comprehensive income (loss)	800	(31)
Total shareholders’ equity	25,007	23,195
Total liabilities and shareholders’ equity	$291,190	$289,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest income:
Interest and fees on loans	$3,095	$3,392	$9,274	$10,059
Interest and dividends on investment securities:
Interest — taxable	191	218	540	491
Interest — tax exempt	149	76	393	235
Dividends	14	12	39	37
Interest on federal funds sold	—	1	1	2
Other interest income	14	18	52	42
Total interest income	3,463	3,717	10,299	10,866
Interest expense:
Interest on deposits	538	825	1,780	2,376
Interest on short-term borrowings	34	4	45	15
Interest on long-term borrowings	81	117	240	346
Interest on junior subordinated debentures	101	101	303	303
Total interest expense	754	1,047	2,368	3,040
Net interest income	2,709	2,670	7,931	7,826
Provision for loan losses	900	410	1,515	1,010
Net interest income after provision for loan losses	1,809	2,260	6,416	6,816
Noninterest income:
Securities gains	383	1	386	85
Loss on sale of foreclosed properties	(18)	—	(18)	—
Service fees	72	100	225	284
Other operating income	90	49	213	149
Total noninterest income	527	150	806	518
Noninterest expense:
Salaries and employee benefits	1,241	1,201	3,690	3,540
Occupancy and equipment expenses	312	307	976	934
Other operating expenses	630	531	1,692	1,474
Total noninterest expense	2,183	2,039	6,358	5,948
Income before provision for income taxes	153	371	864	1,386
Provision for income tax (benefits) expense	(3)	129	184	498
Net income	$156	$242	$680	$888
Basic earnings per share	$0.11	$0.16	$0.46	$0.60
Diluted earnings per share	$0.10	$0.16	$0.45	$0.60
Basic weighted average number of shares outstanding	1,482,044	1,473,258	1,477,708	1,469,011
Diluted weighted average number of shares outstanding	1,519,305	1,488,820	1,513,849	1,481,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended September 30,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, July 1, 2010	1,474,482	$15	$15,015	$7,633	$291	$22,954
Comprehensive income:
Net income				242		242
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $112					173	173

Reclassification adjustment for (gains) losses realized, net of no income taxes					(1)	(1)
Total Comprehensive income						414
Shares repurchased	(5,118)		(62)			(62)
Compensation expense from stock option transactions			51			51
Excess tax benefit from equity-based awards			9			9
Balance, September 30, 2010	1,469,364	$15	$15,013	$7,875	$463	$23,366
Balance, July 1, 2011	1,478,354	$15	$15,233	$8,518	$495	$24,261
Comprehensive income:
Net income				156		156
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $350					537	537
Reclassification adjustment for (gains) losses realized, net of income taxes of $151					(232)	(232)
Total Comprehensive income						461
Shares issued under stock option transactions	26,140		261			261
Compensation expense from stock option transactions			20			20
Excess tax benefit from equity-based awards			4			4
Balance, September 30, 2011	1,504,494	$15	$15,518	$8,674	$800	$25,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended September 30,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2010	1,461,802	$15	$14,702	$6,987	$46	$21,750
Comprehensive income:
Net income				888		888
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $305					468	468
Reclassification adjustment for (gains) losses realized, net of income taxes of $33					(51)	(51)
Total Comprehensive income						1,305
Shares repurchased	(5,118)		(62)			(62)
Shares issued under stock option transactions	12,680		127			127
Compensation expense from stock option transactions			204			204
Excess tax benefit from equity-based awards			42			42
Balance, September 30, 2010	1,469,364	$15	$15,013	$7,875	$463	$23,366
Balance, January 1, 2011	1,469,364	$15	$15,069	$8,142	$(31)	$23,195
Comprehensive income:
Net income				680		680
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $694					1,065	1,065
Reclassification adjustment for (gains) losses realized, net of income taxes of $152					(234)	(234)
Total Comprehensive income						1,511
Dividends paid on common stock				(148)		(148)
Shares repurchased	(7,850)		(105)			(105)
Shares issued under stock option transactions	42,980		430			430
Compensation expense from stock option transactions			90			90
Excess tax benefit from equity-based awards			34			34
Balance, September 30, 2011	1,504,494	$15	$15,518	$8,674	$800	$25,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$680	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	225
Deferred income taxes (benefits)	305	(168)
Provision for loan losses	1,515	1,010
Securities gains	(386)	(85)
Net premium amortization on investment securities	243	253
Loss on sale of foreclosed properties	18	—
Stock-based compensation expense	90	204
Provision for foreclosed properties	124	—
Excess tax benefit from equity-based awards	(34)	(42)
(Increase) decrease in accrued interest and other assets	(225)	131
(Decrease) increase in accrued interest and other liabilities	(151)	110
Net cash provided by operating activities	2,392	2,526
Cash flows from investing activities:
Purchases of investment securities available for sale	(18,000)	(26,881)
Proceeds from sales of investment securities available for sale	7,612	4,195
Proceeds from maturities, prepayments and calls investment securities available for sale	3,760	5,269
Redemption of restricted stock	13	45
Net increase in loans	(5,015)	(4,268)
Purchase of bank owned life insurance	(4,500)	—
Purchases of bank premises and equipment	(1,161)	(192)
Proceeds from sale of foreclosed properties	265	—
Net cash used in investing activities	(17,026)	(21,832)
Cash flows from financing activities:
Net (decrease) increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	(4,672)	17,123
Net increase in time deposits	2,237	19,947
Net increase in short-term borrowings	2,400	(200)
Proceeds from issuance of common stock	430	127
Repurchase of common stock	(105)	(62)
Dividends paid on common stock	(148)	—
Excess tax benefit from equity-based awards	34	42
Net cash provided by financing activities	176	36,977
Net (decrease) increase in cash and cash equivalents	(14,458)	17,671
Cash and cash equivalents — beginning of period	42,065	12,114
Cash and cash equivalents — end of period	$27,607	$29,785
Supplemental cash flow disclosures:
Interest paid	$2,372	$3,051
Income taxes paid	$522	$584
Transfer of loans to foreclosed properties	$2,604	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1.  General:

Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank purchases.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  The Bank has a direct subsidiary established to hold foreclosed properties known as FCB Hagerstown, LLC.  Bancorp also has a subsidiary trust, established to issue trust preferred securities, and one direct subsidiary established to hold foreclosed properties known as FCB Holdings, Inc..  See Note 7 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, Regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2010 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2011.

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

The FASB issued new guidance under ASU 2011-02, Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under this guidance, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of ASU 2011-02 did not have a significant impact on the Company’s financial statements.

The FASB issued new guidance under ASU 2011-03, Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.  This guidance is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.   This amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to the criterion.  ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  Adoption of ASU 2011-03 is not expected to have a significant impact on the Company’s financial statements.

The FASB issued new guidance under ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  These amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption is not permitted.  Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s financial statements.

The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220).  This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

The FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350).    This guidance is designed to simplify how entities test goodwill for impairment.  The amendments in this guidance permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted.   Adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s financial statements.

Note 2.  Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net income	$156	$242	$680	$888
Basic earnings per share	$0.11	$0.16	$0.46	$0.60
Diluted earnings per share	$0.10	$0.16	$0.45	$0.60
Basic weighted average number of shares outstanding	1,482,044	1,473,258	1,477,708	1,469,011
Effect of dilutive securities — stock options	37,261	15,562	36,141	12,551
Diluted weighted average number of shares outstanding	1,519,305	1,488,820	1,513,849	1,481,562
Anti-dilutive securities outstanding	—	118,700	—	121,700

Note 3.  Stock Based Compensation Plans:

The Company maintains two stock based compensation plans, (i) the 2001 Employee Stock Option Plan (the “2001 Plan”), under which grants of incentive and non-incentive stock options were made through 2010; and the 2011 Stock Incentive Plan (the “2011 Plan”), under which grants of incentive and non-incentive options, restricted stock and restricted stock units may be made.  Each plan has been presented to and approved by the Company’s shareholders.  There were 118,700 stock options granted in April 2010 under the 2001 Plan.  No further awards may be made under the 2001 Plan.  No awards of stock based compensation were made, under either the 2001 Plan or the 2011 Plan, during the three or nine months ended September 30, 2011.  The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense for the three and nine months ended September 30, 2011 was $20 thousand and $90 thousand, respectively, compared to $51 thousand and $204 thousand, respectively, for the same periods in 2010.  As of September 30, 2011, there was $41 thousand of total unrecognized compensation cost related to non-vested stock options that will be expensed over the period October 1, 2011 through April 30, 2012.

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

The following is a summary of stock option transactions during the nine months ended September 30, 2011.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2011	235,430	$10.69
Exercised	42,980	10.03
Balance at September 30, 2011	192,450	$10.84
Exercisable at September 30, 2011	143,930	$10.67

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2011 and December 31, 2010:

Available-for-sale portfolio

September 30, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$5,002	$309	$—	$5,311	4.51%
Due after ten years	7,864	439	—	8,303	5.39%
	12,866	748	—	13,614
Mortgage-backed debt securities	22,944	521	—	23,465	3.14%
Small business administration	891	52	—	943	3.69%
Equity securities	300	—	—	300	—%
	$37,001	$1,321	$—	$38,322	3.79%

December 31, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$2,094	$12	$21	$2,085	5.36%
Due after ten years	7,005	50	123	6,932	5.74%
	9,099	62	144	9,017
Mortgage-backed debt securities	20,830	158	127	20,861	2.71%
Equity securities	300	—	—	300	—%
	$30,229	$220	$271	$30,178	3.57%

There were no unrealized losses as of September 30, 2011.

December 31, 2010

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$4,253	$144	—	$—	$4,253	$144
Mortgage-backed debt securities	9,398	127	—	—	9,398	127
Total temporarily impaired securities	$13,651	$271	$—	$—	$13,651	$271

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

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011	December 31, 2010
Federal Home Loan Bank of Atlanta	$894	$907
Federal Reserve Bank	574	574
Atlantic Central Bankers Bank	40	40
	$1,508	$1,521

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

(dollars in thousands)	September 30, 2011	% of Loans	December 31, 2010	% of Loans
Construction and land development	$16,931	8%	$15,742	8%
Real estate:
Commercial real estate mortgage	128,415	62%	128,998	62%
Residential real estate mortgage	36,677	17%	37,143	17%
Total construction and real estate mortgage	165,092	79%	166,141	79%
Commercial and industrial	25,916	12%	25,778	12%
Consumer	1,754	1%	1,726	1%
	209,693	100%	209,387	100%
Less allowance for loan losses	(3,129)		(3,718)
Net loans	$206,564		$205,669

Allowance for loan losses and recorded investment in loans for the nine months ended September 30, 2011 is summarized as follows:

(dollars in thousands)	Construction and Land Development	Commercial Real Estate Mortgage	Residential Real Estate Mortgage	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(2)	(1,969)	—	(161)	—	(2,132)
Recoveries	—	6	—	21	1	28
Provisions	26	1,410	56	23	—	1,515
Ending balance	$297	$1,993	$488	$338	$13	$3,129
Ending balance: individually evaluated for impairment	$51	$169	$20	$70	$—	$310
Ending balance: collectively evaluated for impairment	$246	$1,824	$468	$268	$13	$2,819

Loans:
Ending balance	$16,931	$128,415	$36,677	$25,916	$1,754	$209,693
Ending balance: individually evaluated for impairment	$2,878	$10,725	$2,024	$6,633	$18	$22,278
Ending balance: collectively evaluated for impairment	$14,053	$117,690	$34,653	$19,283	$1,736	$187,415

Credit quality indicators as of September 30, 2011 are as follows:

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

Commercial credit exposure - Credit risk profile by internally assigned grade

(dollars in thousands)	Construction and Land Development	Commercial Real Estate Mortgage	Commercial and Industrial	Total
Pass	$10,703	$112,195	$18,675	$141,573
Special mention	2,301	6,453	1,003	9,757
Substandard	3,927	9,767	6,238	19,932
Total	$16,931	$128,415	$25,916	$171,262

Consumer credit exposure - Credit risk profile by internally assigned grade

(dollars in thousands)	Residential Real Estate Mortgage	Consumer	Total
Pass	$33,657	$1,673	$35,330
Special mention	1,036	—	1,036
Substandard	1,984	81	2,065
Total	$36,677	$1,754	$38,431

An age analysis of past due loans as of September 30, 2011 is as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$989	$61	$1,050	$15,881	$16,931	$—
Commercial real estate mortgage	134	2,175	1,012	3,321	125,094	128,415	—
Residential real estate mortgage	458	100	191	749	35,928	36,677	—
Commercial and industrial	—	81	—	81	25,835	25,916	—
Consumer	—	20	—	20	1,734	1,754	—
Total	$592	$3,365	$1,264	$5,221	$204,472	$209,693	$—

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

The Company has recorded $842 thousand in partial charge-offs related to three (3) commercial real estate loan relationships that are still in the loan portfolio as of September 30, 2011.

Information on impaired loans for the nine months ended September 30, 2011 is as follows:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Construction and land development	$1,833	$1,833	$—	$1,936	$213
Commercial real estate mortgage	8,695	9,537	—	8,535	293
Residential real estate mortgage	1,507	1,507	—	936	65
Commercial and industrial	6,336	6,336	—	5,258	296
Consumer	18	18	—	9	4
Total with no allowance	$18,389	$19,321	$—	$16,674	$871
With an allowance recorded:
Construction and land development	$1,045	$1,045	$51	$705	$57
Commercial real estate mortgage	2,030	2,030	169	3,384	94
Residential real estate mortgage	517	517	20	517	37
Commercial and industrial	297	297	70	356	2
Total with an allowance	$3,889	$3,889	$310	$4,962	$190
Grand total:
Construction and land development	$2,878	$2,878	$51	$2,641	$270
Commercial real estate mortgage	10,725	11,567	169	11,919	387
Residential real estate mortgage	2,024	2,024	20	1,453	102
Commercial and industrial	6,633	6,633	70	5,614	298
Consumer	18	18	—	9	4
Grand total	$22,278	$23,120	$310	$21,636	$1,061

Information on performing and nonaccrual loans as of September 30, 2011 and December 31, 2010 is as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Impaired performing loans:
Construction and land development	$2,817	$2,292
Commercial real estate mortgage	6,111	3,892
Residential real estate mortgage	885	335
Commercial and industrial	6,245	2,795
Consumer	—	—
Troubled debt restructurings:
Construction and land development	—	—
Commercial real estate mortgage	3,514	7,306
Residential real estate mortgage	948	546
Commercial and industrial	307	1,620
Consumer	18	—
Total impaired performing loans	20,845	18,786
Impaired nonperforming loans (nonaccrual):
Construction and land development	—	48
Commercial real estate mortgage	191	390
Residential real estate mortgage	191	—
Commercial and industrial	81	—
Consumer	—	—
Troubled debt restructurings:
Construction and land development	61	63
Commercial real estate mortgage	909	1,523
Residential real estate mortgage	—	—
Commercial and industrial	—	178
Consumer	—	—
Total impaired nonperforming loans (nonaccrual):	1,433	2,202
Total impaired loans	$22,278	$20,988

Information on troubled debt restructurings for the three and nine-month periods ended September 30, 2011 is as follows:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Troubled debt restructurings:
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate mortgage	—	$—	$—	2	$441	$441
Residential real estate mortgage	—	$—	$—	2	$1,045	$1,045
Commercial and industrial	—	$—	$—	—	$—	$—
Troubled debt restructurings that subsequently defaulted:
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate mortgage	—	$—	$—	—	$—	$—
Residential real estate mortgage	—	$—	$—	—	$—	$—
Commercial and industrial	—	$—	$—	—	$—	$—

Note 6.   Deposits:

The following table provides a summary of the Company’s deposit base at the dates indicated.

(dollars in thousands)	September 30, 2011	December 31, 2010
Noninterest-bearing demand deposits	$42,208	$41,244
Interest-bearing demand deposits:
NOW accounts	14,177	15,049
Money market accounts	66,144	71,317
Savings accounts	5,229	4,820
Certificates of deposit:
$100,000 or more	45,018	47,566
Less than $100,000	73,413	68,628
Total deposits	$246,189	$248,624

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a newly formed trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures.  The interest rate on the trust preferred securities and underlying subordinated debentures will adjust from a fixed rate of 6.5375% to a floating rate, adjusted quarterly, of 163 basis points over three month Libor, which would have been approximately 2.05% as of October 31, 2011, effective for the interest payment period beginning December 16, 2011.   The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date commencing December 15, 2011. The securities are redeemable prior to December 15, 2011, at a premium ranging up to 103.525% of the principal amount thereof, upon the occurrence of certain regulatory or legal events. The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.   If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At September 30, 2011 and December 31, 2010, the Company had a total of $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  This amount consists of two (2) $5.00 million borrowings with fixed interest rates of 3.29% and 3.05%, with a maturity of November 19, 2015.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Salaries	$1,061	$1,027	$3,123	$3,005
Bonus	—	—	—	5
Deferred Personnel Costs	(24)	(11)	(81)	(45)
Payroll Taxes	69	65	229	210
Employee Insurance	76	69	240	207
Other Employee Benefits	59	51	179	158
Depreciation	70	74	213	226
Rent	97	100	314	300
Utilities	25	22	79	76
Repairs and Maintenance	51	52	165	160
ATM Expense	30	21	75	66
Other Occupancy and Equipment Expenses	39	38	130	106
Postage and Supplies	17	16	56	47
Data Processing	100	90	299	276
Advertising and Promotion	59	46	188	188
Provision for foreclosed properties	124	—	124	—
FDIC insurance	57	100	246	274
Legal	5	24	37	46
Insurance	14	16	44	44
Consulting	10	8	27	17
Courier	4	4	12	13
Audit Fees	48	48	144	144
Other	192	179	515	425
	$2,183	$2,039	$6,358	$5,948

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

The Company made matching contributions of $48 thousand and $144 thousand for the three and nine months ended September 30, 2011, respectively, compared to $42 thousand and $126 thousand for the same periods in 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2011.

As of September 30, 2011, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2011 and December 31, 2010 are presented in the following tables.

September 30, 2011

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$30,207	12.70%	$9,514	4.00%	N/A	N/A
Bank	$29,478	12.56%	$9,384	4.00%	$14,077	6.00%

Total Capital
To Risk-Weighted Assets
Company	$33,182	13.95%	$19,027	8.00%	N/A	N/A
Bank	$32,413	13.82%	$18,769	8.00%	$23,461	10.00%

Tier 1 Capital
To Average Assets
Company	$30,207	10.17%	$11,884	4.00%	N/A	N/A
Bank	$29,478	10.02%	$11,764	4.00%	$14,705	5.00%

December 31, 2010

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$29,226	12.86%	$9,094	4.00%	N/A	N/A
Bank	$28,430	12.56%	$9,055	4.00%	$13,582	6.00%

Total Capital
To Risk-Weighted Assets
Company	$32,079	14.11%	$18,188	8.00%	N/A	N/A
Bank	$31,271	13.81%	$18,110	8.00%	$22,637	10.00%

Tier 1 Capital
To Average Assets
Company	$29,226	10.03%	$11,652	4.00%	N/A	N/A
Bank	$28,430	9.78%	$11,625	4.00%	$14,531	5.00%

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2011, there have been 12,968 shares repurchased by the Company at an average price of $12.88.

Note 11.  Fair Value Measurements:

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
September 30, 2011	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed debt	$23,465	$—	$23,465	$—
State and political subdivisions	13,614	—	13,614	—
Small business administration	943	—	943	—
Equity securities	300	—	300	—
Total	$38,322	$—	$38,322	$—

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2010	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed debt	$20,861	$—	$20,861	$—
State and political subdivisions	9,017	—	9,017	—
Equity securities	300	—	300	—
Total	$30,178	$—	$30,178	$—

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
September 30, 2011	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$2,827	$—	$—	$2,827
Commercial real estate mortgage	10,556	—	—	10,556
Residential real estate mortgage	2,004	—	—	2,004
Commercial and industrial	6,563	—	—	6,563
Consumer	18	—	—	18
Total impaired loans	$21,968	$—	$—	$21,968
Foreclosed properties:
Commercial real estate mortgage	$2,228	$—	$—	$2,228
Residential real estate mortgage	731	$—	$—	731
Total foreclosed properties	$2,959	$—	$—	$2,959

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2010	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$2,248	$—	$—	$2,248
Commercial real estate mortgage	12,143	—	—	12,143
Residential real estate mortgage	870	—	—	870
Commercial and industrial	4,483	—	—	4,483
Consumer	—	—	—	—
Total impaired loans	$19,744	$—	$—	$19,744
Foreclosed properties:
Commercial real estate mortgage	$231	$—	$—	$231
Residential real estate mortgage	495	$—	$—	495
Total foreclosed properties	$726	$—	$—	$726

The following tables provide a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010.

	Foreclosed	Impaired
(dollars in thousands)	Properties	Loans
Balance at December 31, 2010	$726	$19,744
Total net gains (losses) for the period included in:
Gains (losses) on sale of foreclosed properties	(18)	—
Provision for foreclosed properties	(124)	—
Purchases	—	—
Sales	(229)	—
Transfers in	2,604	7,908
Transfers out	—	(5,684)
Balance at September 30, 2011	$2,959	$21,968

	Foreclosed	Impaired
(dollars in thousands)	Properties	Loans
Balance at December 31, 2009	$495	$12,350
Total net gains (losses) for the period included in:
Gain on sale of foreclosed properties	—	—
Other comprehensive gain (loss)	—	—
Purchases	—	—
Sales	—	—
Transfers in	—	7,387
Transfers out	—	(1,176)
Balance at September 30, 2010	$495	$18,661

Note 12.  Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$27,607	$27,607	$42,065	$42,065
Investment securities available for sale	38,322	38,322	30,178	30,178
Restricted stock	1,508	1,508	1,521	1,521
Net loans	206,564	206,413	205,669	205,878
Accrued interest receivable	848	848	850	850

FINANCIAL LIABILITIES
Deposits	$246,18	$256,162	$248,624	$257,805
Short-term borrowings	2,700	2,700	300	300
Long-term borrowings	10,000	10,824	10,000	10,438
Junior subordinated debentures	6,186	6,134	6,186	6,058
Accrued interest payable	136	136	140	140

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2011 and December 31, 2010:

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

Bancorp, the parent company for the Bank, its wholly-owned subsidiary, was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services, from three banking offices in the City of Frederick and one in Walkersville, Maryland.  The Bank currently has its fifth banking office under construction, which will be located in the City of Frederick and is expected to open by the end of 2011.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank purchases.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  Bancorp also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties.  The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc. (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp).  See Note 7 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

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

Loans

Loans increased by $306 thousand, or 0.15%, from December 31, 2010, to a balance of $209.69 million as of September 30, 2011, but decreased by $8.91 million, or 4.08% from September 30, 2010.  Management continues to be cautious about the economy and therefore has maintained the lower growth loan strategy.

Assets

In May 2011, the Company made a $4.50 million purchase of bank owned life insurance.  This product produces tax-exempt income that will assist in improving the tax effectiveness of the Company.

Deposits

Deposits decreased by $2.44 million, or 0.98%, from December 31, 2010 to a balance of $246.19 million as of September 30, 2011, and by $10.19 million, or 3.98% from September 30, 2010.  The balance of certificates of deposit increased to $118.43 million as of September 30, 2011 from $116.19 million as of December 31, 2010; while noninterest-bearing demand deposits increased slightly by $956 thousand from $41.24 million, NOW and savings accounts decreased slightly to $19.41 million from $19.87 million, and money market accounts decreased to $66.14 million from $71.32 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), since July 21, 2011 banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses.  At this time, there has been little impact from the elimination of this prohibition on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended September 30, 2011 and 2010

Net income was $156 thousand for the three months ended September 30, 2011, as compared to $242 thousand of net income for the same period in 2010.  The decrease in earnings for this quarter in 2011 is primarily related to an increase in the provision for loan losses of $490 thousand, which has been offset slightly by the $383 thousand in securities gains recognized.  Net interest income for the quarter ended September 30, 2011 increased (on a tax-equivalent basis) to $2.82 million from $2.74 million for the same period in 2010.  Basic earnings per share for the three months ended September 30, 2011 and 2010 were $0.10 and $0.16, respectively, and were based on weighted-average number of shares outstanding of 1,482,044 and 1,473,258, respectively.  Diluted earnings per share for the three months ended September 30, 2011 and 2010 were $0.10 and $0.16, respectively, and were based on weighted-average number of shares outstanding of 1,519,305 and 1,488,820, respectively.

The Company experienced an annualized return on average assets of 0.21% and 0.32% for the three-months ended September 30, 2011 and 2010, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 2.54% and 4.14% for the three-month periods ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 and 2010

Net income was $680 thousand for the nine months ended September 30, 2011, as compared to $888 thousand of net income for the same period in 2010.  The decrease in earnings for this period in 2011 is primarily related to an increase in the provision for loan losses of $505 thousand, an increase in noninterest expenses of $410 thousand primarily reflecting higher foreclosure expenses, along with $386 thousand of securities gains in 2011 compared to only $85 thousand in 2010.  Net interest income for the nine months ended September 30, 2011 increased (on a tax-equivalent basis) to $8.23 million from $8.05 million for the same period in 2010.  Basic earnings per share for the nine months ended September 30, 2011 and 2010 were $0.46 and $0.60, respectively, and were based on weighted-average number of shares outstanding of 1,477,708 and 1,468,011, respectively.  Diluted earnings per share for the nine months ended September 30, 2011 and 2010 were $0.45 and $0.60, respectively, and were based on weighted-average number of shares outstanding of 1,513,849 and 1,481,562, respectively.

The Company experienced an annualized return on average assets of 0.31% and 0.42% for the nine-month periods ended September 30, 2011 and 2010.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 3.76% and 5.20% for the nine-month periods ended September 30, 2011 and 2010, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2011			2010
Three Months Ended September 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,460	$—	—%	$1,355	$1	0.29%
Interest bearing deposits in other banks	24,299	14	0.23	29,661	18	0.24
Investment securities (1):
Taxable	29,028	205	2.80	33,355	230	2.74
Tax-exempt (2)	16,355	226	5.48	7,458	115	6.12
Loans (3)	210,646	3,126	5.89	218,681	3,426	6.22
Total interest-earning assets	281,788	3,571	5.03	290,510	3,790	5.18
Noninterest-earning assets	15,316			7,657
Total assets	$297,104			$298,167

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$14,833	$8	0.21%	$14,634	$10	0.27%
Savings accounts	5,328	2	0.15	5,281	2	0.15
Money market accounts	68,324	91	0.53	67,275	185	1.09
Certificates of deposit $100,000 or more	46,588	186	1.58	53,464	271	2.01
Certificates of deposit less than $100,000	74,953	251	1.34	75,495	357	1.88
Short-term borrowings	3,584	34	3.76	424	4	3.74
Long-term borrowings	10,000	81	3.21	10,000	117	4.64
Junior subordinated debentures	6,186	101	6.48	6,186	101	6.48
Total interest-bearing liabilities	229799	754	1.30	232,759	1,047	1.78
Noninterest-bearing deposits	41,790			40,938
Noninterest-bearing liabilities	904			1,061
Total liabilities	272,493			274,758
Total shareholders’ equity	24,611			23,409
Total liabilities and shareholders’ equity	$297,104			$298,167
Net interest income		$2,817			$2,743
Net interest spread			3.73%			3.40%
Net interest margin			3.97%			3.75%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $77 thousand in 2011 and $39 thousand in 2010 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $31 thousand in 2011 and $34 thousand in 2010 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $9 thousand in 2011 and $10 thousand in 2010.

	2011			2010
Nine Months Ended September 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1,288	$1	0.10%	$1,208	$2	0.22%
Interest bearing deposits in other banks	29,556	52	0.24	24,739	42	0.23
Investment securities (1):
Taxable	27,344	579	2.83	25,762	528	2.74
Tax-exempt (2)	13,850	595	5.74	7,702	356	6.18
Loans (3)	208,951	9,370	6.00	216,775	10,159	6.27
Total interest-earning assets	280,989	10,597	5.04	276,186	11,087	5.37
Noninterest-earning assets	11,306			7,569
Total assets	$292,295			$283,755

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$14,753	$30	0.27%	$13,549	$21	0.21%
Savings accounts	5,078	4	0.11	5,088	4	0.11
Money market accounts	71,480	379	0.71	62,904	535	1.14
Certificates of deposit $100,000 or more	47,095	580	1.65	49,569	763	2.06
Certificates of deposit less than $100,000	69,886	787	1.50	72,479	1,053	1.94
Short-term borrowings	1,580	45	3.81	474	15	4.23
Long-term borrowings	10,000	240	3.21	10,000	346	4.63
Junior subordinated debentures	6,186	303	6.55	6,186	303	6.55
Total interest-bearing liabilities	226,058	2,368	1.40	220,249	3,040	1.85
Noninterest-bearing deposits	41,371			39,906
Noninterest-bearing liabilities	781			835
Total liabilities	268,210			260,990
Total shareholders’ equity	24,085			22,765
Total liabilities and shareholders’ equity	$292,295			$283,755
Net interest income		$8,229			$8,047
Net interest spread			3.64%			3.52%
Net interest margin			3.92%			3.90%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $202 thousand in 2011 and $121 thousand in 2010 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $96 thousand in 2011 and $100 thousand in 2010 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $25 thousand in 2011 and $46 thousand in 2010.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended September 30, 2011 compared to 2010			Nine Months Ended September 30, 2011 compared to 2010
	Increase (decrease) Due to		Net increase	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Interest on federal funds sold	$—	$(1)	$(1)	$—	$(1)	$(1)
Interest-bearing deposits in other banks	(3)	(1)	(4)	15	(5)	10
Investment securities:
Taxable	(30)	5	(25)	58	(7)	(51)
Tax-exempt	136	(25)	111	507	(268)	239
Loans	(125)	(175)	(300)	(654)	(135)	(789)
Total interest income	(22)	(197)	(219)	(74)	(416)	(49)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	(2)	(2)	—	9	9
Money market accounts	3	(97)	(94)	130	(286)	(156)
Certificates of deposit $100,000 or more	(35)	(50)	(85)	(68)	(115)	(183)
Certificates of deposit less than $100,000	(3)	(103)	(106)	(67)	(199)	(266)
Short-term borrowings	30	—	30	62	(32)	30
Long-term borrowings	—	(36)	(36)	—	(106)	(106)
Total interest expense	(5)	(288)	(293)	57	(729)	(672)
Net interest income	$(17)	$91	$74	$(131)	$313	$182

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

Three Months Ended September 30, 2011 and 2010

Net interest income (on a taxable-equivalent basis) was $2.82 million in 2011 and $2.74 million in 2010.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and long-term borrowings, and an improvement in the volume of investment securities, which was partially offset by a lower volume of loans at lower rates.  Average earning assets decreased by $8.72 million, or 3.00%, since September 30, 2010.  The yield on earning assets in 2011 decreased by 15 basis points to 5.03% from 5.18% in 2010.  The decrease of 48 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on certificates of deposit and money market accounts.  The Company’s net interest margin was 3.97% and 3.75%, and the net interest spread was 3.73% and 3.39%, for the three-month periods ended September 30, 2011 and 2010, respectively.

Interest expense decreased 27.98% from $1.05 million in 2010 to $754 thousand in 2011 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.30% in 2011 from 1.78% in 2010 primarily as a result in declines in rates on certificates of deposit and money market accounts.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Nine Months Ended September 30, 2011 and 2010

Net interest income (on a taxable-equivalent basis) was $8.23 million in 2011 and $8.05 million in 2010.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and long-term borrowings, and an improvement in the volume of investment securities, which was partially offset by a lower volume of loans at lower rates.  Average earning assets increased by $4.80 million, or 1.74%, since September 30, 2010.  The yield on earning assets in 2011 decreased by 33 basis points to 5.04% from 5.37% in 2010.  The decrease of 45 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit and money market accounts.  The Company’s net interest margin was 3.92% and 3.90%, and the net interest spread was 3.64% and 3.52%, for the nine-month periods ended September 30, 2011 and 2010, respectively.

Interest expense decreased 22.11% from $3.04 million in 2010 to $2.37 million in 2011 due to the reduced rates paid on interest-bearing liabilities, which decreased to 1.40% in 2011 from 1.85% in 2010 primarily as a result in declines in rates on certificates of deposit and money market accounts.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Noninterest Income

Noninterest income was $527 thousand and $806 thousand for the three and nine-month periods ended September 30, 2011, respectively, and was $150 thousand and $518 thousand for the same periods in 2010.  There were $383 thousand in gains on sale of securities for the three months ended September 30, 2011, while there were only $1 thousand for the same period in 2010.  Gains on sale of securities for the nine-month periods ended September 30, 2011 and 2010 were $386 thousand and $85 thousand, respectively.  In addition, the NSF fees have decreased by $27 thousand and $64 thousand for the three and nine-month periods ended September 30, 2011, respectively compared to the same periods in 2010.  Due to the Company’s purchase of the bank owned life insurance in May 2011, this has generated $41 thousand and $61 thousand of income for the three and nine-month periods ended September 30, 2011, respectively.

Noninterest Expense

Noninterest expense amounted to $2.18 million and $2.04 million for the three-month periods ended September 30, 2011 and 2010, respectively.  Noninterest expense for the nine-month periods ended September 30, 2011 and 2010 amounted to $6.36 million and $5.95 million, respectively.  The primary increase in noninterest expense for the three-month periods in 2011 compared to 2010 relates to an increase in foreclosure expenses of $192 thousand, which was partially offset by reduced FDIC insurance costs of $43 thousand.  The primary increase in noninterest expense for the nine-month periods in 2011 compared to 2010 relates to an increase in foreclosure expenses of $242 thousand and an increase in salaries of $118 thousand.

Income Taxes

During the three months ended September 30, 2011, the Company realized an income tax benefit of $3 thousand compared to an income tax expense of $129 thousand during the same period in 2010.  The effective tax rates for the three-month periods in 2011 and 2010 were (1.96)% and 34.77%, respectively.  The decrease in income tax expense in 2011 is due to the lower level of pre-tax income and the larger proportion of tax-exempt income, which includes income from municipal securities and bank owned life insurance, to taxable income.  During the nine months ended September 30, 2011, the Company recognized income tax expense of $184 thousand compared to $498 thousand during the same period in 2010.  The effective tax rates for the nine-month periods in 2011 and 2010 were 21.30% and 35.93%, respectively.  The decrease in income tax expense in 2011 is due to the lower level of pre-tax income and the larger proportion of tax-exempt income to taxable income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(56.94) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2011, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2011.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

September 30, 2011

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal funds sold	$1,359	$—	$—	$—	$1,359
Interest-bearing deposits in other banks	24,528	—	—	—	24,528
Investment securities(1)	81	6,069	17,342	14,530	38,022
Loans	86,287	64,057	46,074	13,275	209,693
Total interest-earning assets	112,255	70,126	63,416	27,805	273,602

Liabilities
Savings and NOW accounts	970	1,941	1,941	14,554	19,406
Money Market accounts	3,307	6,614	6,614	49,609	66,144
Certificates of deposit	64,754	21,841	21,836	—	108,431
Short-term borrowings	2,700	—	—	—	2,700
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186
Total interest-bearing liabilities	87,917	30,396	40,391	64,163	222,864
Interest rate sensitivity gap	$24,338	$39,730	$23,025	$(36,358)	$50,735
Cumulative interest rate sensitivity gap	$24,338	$64,068	$87,093	$50,735
Cumulative gap ratio as a percentage of total assets	8.36%	22.00%	29.91%	17.42%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 100, 200, 300 and 400 basis points or a decrease for the same amounts, but not below zero.  The results show that with a rise in the prime interest rate the Company’s net interest income would increase by 0.64% for 100 basis points, but decrease by 0.46%, 1.98% and 2.93%2 for 200, 300 and 400 basis points, respectively.  A decrease in the prime interest rate of 300 basis points was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three and nine-month periods ended September 30, 2011 was $900 thousand and $1.52 million, respectively, compared to $410 thousand and $1.01 million for the same periods in 2010.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At September 30, 2011 and December 31, 2010, the allowance for loan losses was $3.13 million and $3.72 million, respectively.  The change in the allowance from December 31, 2010 reflects the provision of $1.52 million less net charge-offs of $2.10 million, consisting of $2.13 million in charge-offs and $28 thousand in recoveries, as compared to a provision of $1.01 million less net charge-offs of $609 thousand, consisting of $695 thousand in charge-offs and $86 thousand in recoveries in the same period of 2010.  The $2.13 million of charge-offs in 2011 is a result of eight  (8) commercial real estate relationships, three (3) commercial and industrial loan relationships and one (1) consumer relationship, as compared to the $695 thousand of charge-offs in 2010, which consisted of one (1) construction and land development relationship, one (1) commercial real estate relationship, one (1) residential real estate relationship and one (1) commercial and industrial loan relationship.

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

Management believes that the allowance for loan losses is adequate at September 30, 2011.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of September 30, 2011 and December 31, 2010, the real estate loan portfolio constituted 87% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $8.94 million of at September 30, 2011.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Average total loans outstanding during period	$210,646	$218,681	$208,951	$216,775
Balance at beginning of period	$3,615	$3,139	$3,718	$3,127
Recoveries – construction and land development	6	—	6	3
Recoveries – commercial and industrial	—	82	21	82
Recoveries – consumer	—	—	1	1
Total recoveries	6	82	28	86
Charge-offs – construction and land development	—	(103)	(2)	(103)
Charge-offs – commercial real estate mortgage	(1,379)	—	(1,969)	(500)
Charge-offs – residential real estate mortgage	—	—	—	(92)
Charge-offs – commercial and industrial	(13)	—	(161)	—
Total charge-offs	(1,392)	(103)	(2,132)	(695)
Net recoveries (charge-offs)	(1,386)	(21)	(2,104)	(609)
Provision charged to operating expenses	900	410	1,515	1,010
Balance at end of period	$3,129	$3,528	$3,129	$3,528
Ratios of net charge-offs to average loans	0.66%	0.01%	1.01%	0.28%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	September 30,		December 31,
(dollars in thousands)	2011	% of Loans	2010	% of Loans
Construction and land development	$297	8%	$273	8%
Real estate - mortgage loans:
Commercial real estate mortgage	1,993	62%	2,546	61%
Residential real estate mortgage	488	17%	432	18%
Total mortgage loans	2,481	79%	2,978	79%
Commercial and industrial	338	12%	455	12%
Consumer	13	1%	12	1%
	$3,129	100%	$3,718	100%

	September 30,	December 31,
(dollars in thousands)	2011	2010
Nonaccrual loans:
Construction and land development	$61	$111
Commercial real estate mortgage	1,100	1,913
Residential real estate mortgage	191	—
Commercial and industrial	81	178
Total nonaccrual loans	1,433	2,202
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	1,433	2,202
Foreclosure properties	2,959	726
Total nonperforming assets	$4,392	$2,928
Nonperforming assets to total assets	1.51%	1.01%

There were no other interest-bearing assets at September 30, 2011 or December 31, 2010 classified as past due 90 days or more and still accruing, problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Impaired loans with no allowance:
Construction and land development	$1,833	$2,038
Commercial real estate mortgage	8,695	8,374
Residential real estate mortgage	1,507	364
Commercial and industrial	6,336	4,179
Consumer	18	—
Total impaired loans with no allowance	$18,389	$14,955

Impaired loans with allowance:
Construction and land development	$1,045	$365
Commercial real estate mortgage	2,030	4,737
Residential real estate mortgage	517	517
Commercial and industrial	297	414
Total impaired loans with allowance	$3,889	$6,033
Specific allocation of allowance	$310	$1,244

	September 30,	December 31,
(dollars in thousands)	2011	2010
Impaired performing loans:
Construction and land development	$2,817	$2,403
Commercial real estate mortgage	9,625	11,296
Residential real estate mortgage	1,833	881
Commercial and industrial	6,552	4,206
Consumer	18	—
Total impaired performing loans	$20,845	$18,786

Impaired nonperforming loans (nonaccrual):
Construction and land development	$61	$111
Commercial real estate mortgage	1,100	1,913
Residential real estate mortgage	191	—
Commercial and industrial	81	178
Total impaired nonperforming loans	$1,433	$2,202
Total impaired loans	$22,278	$20,988

At September 30, 2011, there were $18.39 million of impaired loans with no specific reserves that consisted of two (2) construction loans in the aggregate amount to $1.83 million, twelve (12) commercial real estate loans in the aggregate amount of $8.70 million, three (3) residential real estate loans in the amount of $1.52 million and twelve  (12) commercial and industrial loans totaling $6.34 million.  By comparison at December 31, 2010 there were $14.96 million of impaired loans which required no specific reserves consisting of two (2) construction loans in the aggregate amount of $2.04 million, fourteen (14) commercial real estate loans in the aggregate amount of $8.36 million, one (1) residential mortgage loan for $364 thousand and ten (10) commercial and industrial loans totaling $4.18 million.  In addition at September 30, 2011, there were $3.89 million of impaired loans, which required specific reserves totaling $310 thousand, that consisted of one (1) construction loan for $1.05 million thousand, eight (8) commercial real estate loans in the aggregate amount of $2.03 million, one (1) residential mortgage loan for $517  thousand and three (3) commercial and industrial loans totaling $297 thousand, compared to $6.03 million of impaired loans, which required specific reserves totaling $1.24 million, that consisted of one (1) construction loan for $365 thousand, eleven (11) commercial real estate loans in the aggregate amount of $4.73 million, one (1) residential mortgage loan for $517 thousand and three (3) commercial and industrial loans totaling $414 thousand at December 31, 2010.  All of the impaired loan relationships discussed are in different types of businesses.

There are no loans that had a specific allowance as of December 31, 2010 that are still in the Company’s loan portfolio as of September 30, 2011 where the specific allowance has been reduced or eliminated.

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

The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower’s situation and the causes of the weakness in the individual loan.  To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan.  For the first nine months of 2011, the Company has made concessions on only a few residential mortgage loans which included reducing the interest rate on one (1) residential mortgage loan in the amount $576 thousand and an interest only period of six to twelve months for a $473 thousand residential loan.

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $4.85 million as of September 30, 2011.  These included loans converted to interest only periods for six to twelve months in the amount of $2.49 million, reduced interest rates on loans in the amount of $618 thousand, and loans that have been re-amortized in the amount of $1.74 million.  These loans have specific reserves of $107 thousand based on the collateral value.

As noted above the Company does not have a formal modification program and it does not have any loans as of September 30, 2011 that had been modified and then subsequently re-defaulted in 2011.

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

The Company has recorded $842 thousand in partial charge-offs related to three (3) commercial real estate loan relationships that are still in the loan portfolio as of September 30, 2011.

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

Commitments to extend credit and standby letters of credit were as follows:

September 30,
2011
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,732
Standby letters of credit	1,736
Total	$31,468

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, preferred stock (which the Company does not currently have authorized), or subordinated debt.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company issued $6.00 million of trust preferred securities that can be recognized as capital for regulatory purposes.  Under Dodd-Frank, the capital treatment of the Company’s trust preferred securities is grandfathered, but we will be able to issue additional trust preferred securities which count as capital at the holding company only as long as we remain under $500 million in assets.  The interest rate on the trust preferred securities and underlying subordinated debentures will adjust from a fixed rate of 6.5375% to a floating rate, adjusted quarterly, of 163 basis points over three month Libor, which would have been approximately 2.05% as of October 31, 2011, effective for the interest payment period beginning December 16, 2011.   The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with no outstanding balance as of September 30, 2011 and $300 thousand as of December 31, 2010.  This facility matures on July 22, 2012, has a floating interest rate equal to the Wall Street Journal prime rate, subject to a minimum rate of 3.75%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Bank expects to have this credit facility renewed, but there can be no assurance.  The Company also has an unsecured borrowing arrangement with an unaffiliated third party in the amount of $2.7 million as of September 30, 2011.  This facility was initiated on July 12, 2011 and matures on July 12, 2012, at a fixed rate of 3.00%, and requires quarterly interest payments only.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of September 30, 2011 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2011, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through September 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2011, there have been 12,968 shares repurchased by the Company at an average price of $12.88.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 28.

Item 4.                    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.    Legal Proceedings.  On July 15, 2010, the Bank was sued in a case titled Piontek v. Frederick County Bank that was filed in the United States District Court for the District of Maryland.  The complaint alleged non-compliance with the ATM notice requirements of the Electronic Funds Transfer Act.  The case was filed as a putative class action.  Without admitting any liability and subject to the approval of the court, the Bank entered into a settlement agreement with the plaintiff which provided for the Bank to make certain payments for the benefit of the plaintiff, plaintiff’s counsel and a proposed settlement class.  Those payments, which did not change materially from the amount established last year, were made and are reflected in the Company’s September 30, 2011 financial statements and did not have a material effect on the Company’s consolidated financial statements.  The settlement received final approval of the court on August 31, 2011 and a final judgment was entered releasing the Bank of any further liability in connection with the lawsuit.

Item 1A.  Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2011	0	N/A	0	0
August 1-31, 2011	0	N/A	0	0
September 1-30, 2011	0	N/A	0	133,032	(2)

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank (8)
10(i)	Amendment to Loan Documents, filed herein
10(j)	2011 Stock Incentive Plan(10)
11	Statement Regarding Computation of Per Share Income – Please refer to Note 2 to the unaudited consolidated financial statements included herein

21	Subsidiaries of the Registrant
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Position at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the nine and three month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine and three months ended September 30, 2011 and 2010 and (iv) the Notes to the Consolidated Financial Statements

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

FREDERICK COUNTY BANCORP, INC.

Date: November 10, 2011	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer and Chief Operating Officer