Form 10-K
period 2011-12-31
FREDERICK COUNTY BANCORP INC
filed 2012-02-17
CIK 1258831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2011 was approximately $21.4 million. As of February 1, 2012, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,516,949.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 10, 2012 are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2012, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Page 66.
	Item 1A.	Risk Factors. No disclosure required as the Company is a smaller reporting company.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 69.
	Item 3.	Legal Proceedings. See "Legal Proceedings" at Page 70.
	Item 4.	Mine Safety Disclosures. Not applicable.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Page 77.
	Item 6.	Selected Financial Data. See "Five-Year Summary of Financial Information" at Page 4.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Market Risk, Liquidity and Interest Rate Sensitivity" at page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 27.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A	Controls and Procedures. See "Management's Report on Internal Control over Financial Reporting" at page 25 and "Disclosure Controls and Procedures" at Page 26.
	Item 9B.	Other Information. None.
PART III	Item 10.
Directors, Executive Officers, and Corporate Governance. The information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics can be found on the Company's web site at www.fcbmd.com. After accessing the web site, the code of ethics is available upon selecting "About FCB."

There have been no material changes in the procedures by which shareholders may recommend nominees to the Company's Board of Directors since the proxy statement for the 2011 annual meeting of shareholders.

	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Executive Compensation" and "Election of Directors—Director's Compensation" in the Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Securities Authorized for Issuance Under Equity Compensation Plans" under the heading "Market for Common Stock and Dividends" at Page 77. The other information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Holders" in the Proxy Statement.
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
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statement Schedules" at Page 82.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share amounts)
Summary of Operating Results:
Total interest income	$13,612	$14,496	$14,001	$15,480	$16,247
Total interest expense	3,010	3,948	5,274	7,116	7,977

Net interest income	10,602	10,548	8,727	8,364	8,270
Provision for loan losses	1,740	1,660	1,175	935	491

Net interest income after provision for loan losses	8,862	8,888	7,552	7,429	7,779
Securities gains	386	283	235	26	27
(Loss) gain on sale of foreclosed properties	(18)	—	(37)	15	—
Gains from insurance proceeds	—	—	—	—	230
Other noninterest income (excluding gains and losses)	627	566	577	535	410
Noninterest expenses	8,517	7,956	6,791	6,526	6,172

Income before provision for income taxes	1,340	1,781	1,536	1,479	2,274
Provision for income taxes	316	626	488	441	714

Net income	1,024	1,155	1,048	1,038	1,560
Other comprehensive income (loss), net of taxes	834	(77)	78	(9)	92

Comprehensive income	$1,858	$1,078	$1,126	$1,029	$1,652

Per Share Data:
Basic earnings	$0.69	$0.79	$0.72	$0.71	$1.07
Diluted earnings	$0.68	$0.78	$0.71	$0.69	$1.03
Dividends declared	$0.10	—	—	—	—
Book value at period-end	$16.81	$15.79	$14.88	$14.11	$13.41
Shares outstanding at period-end	1,514,314	1,469,364	1,461,802	1,460,802	1,460,602
Weighted average shares outstanding:
Basic	1,487,307	1,469,100	1,461,079	1,460,670	1,460,125
Diluted	1,513,763	1,482,350	1,475,068	1,503,372	1,518,155
Other Data (At Year-End):
Assets	$292,012	$289,043	$258,559	$254,562	$255,991
Investments	37,933	31,699	25,643	21,639	28,952
Loans	212,315	209,387	214,943	211,840	209,011
Deposits	246,487	248,624	219,312	216,883	219,228
Short-term borrowings	2,700	300	500	—	—
Long-term borrowings	10,000	10,000	10,000	10,000	10,000
Junior subordinated debentures	6,186	6,186	6,186	6,186	6,186
Shareholders' equity	25,457	23,195	21,750	20,612	19,580
Performance Ratios:
Return on average assets	0.35%	0.40%	0.40%	0.40%	0.63%
Return on average shareholders' equity	4.20%	5.04%	4.92%	5.12%	8.35%
Allowance for loan losses to total loans	1.51%	1.78%	1.45%	1.47%	1.26%
Nonperforming assets to total assets	1.89%	1.01%	0.56%	0.61%	0.12%
Ratio of net charge-offs to average loans	1.07%	0.49%	0.56%	0.21%	0.01%
Average equity to average assets	8.35%	8.02%	8.19%	7.83%	7.58%
Tier 1 capital to risk-weighted assets	12.69%	12.86%	11.81%	11.59%	11.14%
Total capital to risk-weighted assets	13.94%	14.11%	13.06%	12.84%	12.29%

 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company operates out of five banking offices located in the City of Frederick and Walkersville, Maryland, the newest of which opened in January 2012. The Company also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties. The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (a direct subsidiary of the Bank). See Note 8 to the consolidated financial statements for the year ended December 31, 2011 (the "consolidated financial statements") for additional disclosures related to the subsidiary trust.

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

        During 2011, the economy in Frederick County continued to maintain slow growth, like the economy for many regions in the United States and many countries throughout the world. The average unemployment rate for Frederick County at December 31, 2011 remained relatively low at 6.0%, and compared favorably to the Maryland rate of 7.0% and the national rate of 9.1%. Businesses, as well as consumers, felt the continuing effects of the downturn as the slow improvement in the economy has produced minimal results in activity and job production. The effects of this downturn have had an effect on the loans that the Company has made. However, management believes the local economy may be somewhat insulated from the full impact of the slow economy that may be felt in other parts of the country because of the local presence of a federal government medical research installation that has seen government funds continue to flow into Frederick County.

        Net income was $1.02 million, $1.16 million and $1.05 million for the years ended December 31, 2011, 2010 and 2009, respectively. Basic and diluted earnings per share for 2011 were $0.69 and $0.68, respectively; for 2010 were $0.79 and $0.78, respectively and for 2009 were $0.72 and $0.71, respectively.

        Return on average assets and return on average shareholders' equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced returns on average assets of 0.35% for the year ended December 31, 2011 and 0.40% for each of the years ended December 31, 2010 and 2009. The Company experienced a return on average shareholders' equity of 4.20%, 5.04% and 4.92% for the years ended December 31, 2011, 2010 and 2009, respectively.

        During the year ended December 31, 2011, the Company experienced a slight increase in total assets, which stood at $292.01 million on December 31, 2011 as compared to $289.04 million at December 31, 2010 and $258.56 million at December 31, 2009. Gross loans increased $2.93 million, or 1.40%, in 2011 to end the period at $212.32 million compared to $209.39 million at December 31, 2010 and $214.94 million at December 31, 2009. During 2011, certificates of deposit decreased approximately $7.01 million and total deposits decreased to $246.49 million at December 31, 2011, down from $248.62 million at December 31, 2010 and from $219.31 million at December 31, 2009. The reduction in the level of certificates of deposit was the result of a deliberate move to aggressively lower the rates paid and to improve the Company's cost of funds. During 2011, the Company continued the strategy, implemented in 2009, of utilizing some of the excess liquidity to purchase investment securities, resulting in a $6.25 million increase in the investment portfolio, to $36.42 million at December 31, 2011, as compared to $31.70 million at December 31, 2010, and $25.64 million at December 31, 2009.

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

        The taxable-equivalent interest income of $13.99 million earned in 2011 was $796 thousand lower than the $14.79 million earned in 2010, which was $578 thousand higher than the amount realized in 2009. The decrease in interest income in 2011 was primarily due to the decreased volume of loans, along with the lower average yield earned on the loan portfolio, which was offset somewhat by the increased volume in investment securities. The increase in interest income in 2010 was primarily due to the increased volume of investment securities and loans, as the average yield on investment securities declined from 2009 and loan yields held steady.

        The interest expense decreased from $5.27 million in 2009 to $3.95 million in 2010 and by $938 thousand in 2011 to $3.01 million. The primary factor in the decreased interest expense in 2010 and 2011 was the reduction of the rates paid on the interest-bearing liabilities, as a result of repricing of liabilities to reflect the actions of the Federal Reserve, as well as the migration of deposits from certificates of deposit to other, lower cost, categories of deposits. Average interest bearing liabilities increased 1.43% in 2011 to $225.35 million and 10.12% in 2010 to $222.18 million from $201.76 million in 2009. The average rate paid on these liabilities decreased from 2.61% to 1.78% from 2009 to 2010 and continued to decline to 1.34% during 2011, as the percentage of liabilities represented by certificates of deposit declined, and the rates paid on these deposits along with the money market accounts declined as they renewed or were replaced at current market rates. The Company feels that the rates paid on its deposit liabilities should remain stable, subject to a slight increase as a result of competitive factors, local market conditions and customer preferences.

        During 2011, the loan yields and the rates paid on interest bearing liabilities decreased due to the impact of prior reduction of the federal funds target rate maintained by the Federal Reserve, and the decreased reliance on higher rate funding sources, including certificates of deposits, which dropped to 51.7% of average interest-bearing liabilities in 2011 from 54.9% in 2010 and 60.5% in 2009. The Federal Reserve eased the federal funds rate down to a range of 0% to 0.25% as of December 31, 2008 and has maintained this level through December 31, 2011.

        The Company's net interest margin (net interest income as a percent of average interest-earning assets) was 3.93%, 3.89% and 3.51%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 3.67%, 3.53% and 2.98% for the years ended December 31, 2011, 2010 and 2009, respectively.

Comparative Statement Analysis

	Years Ended December 31,
	2011			2010			2009
	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$1,286	$1	0.08%	$1,175	$2	0.17%	$1,102	$2	0.18%
Interest-bearing deposits in other banks	28,337	66	0.23%	25,967	59	0.23%	21,568	48	0.22%
Investment securities(1):
Taxable	27,499	744	2.71%	27,499	715	2.60%	15,613	639	4.09%
Tax-exempt(2)	13,083	739	5.65%	7,535	464	6.16%	5,850	362	6.19%
Loans(3)	209,420	12,442	5.94%	216,371	13,548	6.26%	210,224	13,159	6.26%

Total interest-earning assets	279,625	13,992	5.00%	278,547	14,788	5.31%	254,357	14,210	5.59%

Noninterest-earning assets	12,561			7,125			5,637

Total assets	$292,186			$285,672			$259,994

Liabilities and Shareholders' Equity
Interest-bearing liabilities
NOW accounts	$14,824	38	0.26%	$13,794	31	0.22%	$13,296	27	0.20%
Savings accounts	5,092	5	0.10%	5,065	5	0.10%	4,398	7	0.16%
Money market accounts	70,840	465	0.66%	64,667	679	1.05%	45,713	537	1.17%
Certificates of deposit $100,000 or more	46,219	730	1.58%	49,826	996	2.00%	50,483	1,628	3.22%
Certificates of deposit less than $100,000	70,329	994	1.41%	72,210	1,368	1.89%	71,497	2,201	3.08%
Short-term borrowings	1,863	65	3.49%	430	19	4.42%	184	8	4.35%
Long-term borrowings	10,000	321	3.21%	10,000	446	4.46%	10,000	462	4.62%
Junior subordinated debentures	6,186	392	6.34%	6,186	404	6.53%	6,186	404	6.53%

Total interest-bearing liabilities	225,353	3,010	1.34%	222,178	3,948	1.78%	201,757	5,274	2.61%

Noninterest-bearing deposits	41,566			39,691			36,134
Noninterest-bearing liabilities	865			895			804

Total liabilities	267,784			262,764			238,695

Shareholders' equity	24,402			22,908			21,299

Total liabilities and shareholders' equity	$292,186			$285,672			$259,994

Net interest income		$10,982			$10,840			$8,936

Net interest spread			3.67%			3.53%			2.98%

Net interest margin			3.93%			3.89%			3.51%

(1)
Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders' equity.

(2)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $251 thousand in 2011, $158 thousand in 2010 and $123 thousand in 2009 are included in the calculation of the tax-exempt investment securities interest income.

(3)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $129 thousand in 2011, $134 thousand in 2010 and $86 thousand in 2009 are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan fees included in interest income totaled $34 thousand in 2011, $90 thousand in 2010 and $28 thousand in 2009.

Rate/Volume Analysis

        The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest Income
Interest-earning assets:
Federal funds sold	$—	$(1)	$(1)	$—	$—	$—
Interest-bearing deposits in other banks	5	2	7	10	1	11
Investment securities:
Taxable	—	29	29	486	(410)	76
Tax-exempt	342	(67)	275	104	(2)	102
Loans	(435)	(671)	(1,106)	385	4	389

Total interest income	(88)	(708)	(796)	985	(407)	578

Interest Expense
Interest-bearing liabilities:
NOW accounts	2	5	7	1	3	4
Savings accounts	—	—	—	1	(3)	(2)
Money market accounts	65	(279)	(214)	223	(81)	142
Certificates of deposit $100,000 or more	(72)	(194)	(266)	(21)	(611)	(632)
Certificates of deposit less than $100,000	(36)	(338)	(374)	22	(855)	(833)
Short-term borrowings	63	(17)	46	11	—	11
Long-term borrowings	—	(125)	(125)	—	(16)	(16)
Junior subordinated debentures	—	(12)	(12)	—	—	—

Total interest expense	22	(960)	(938)	237	(1,563)	(1,326)

Net interest income	$(110)	$252	$142	$748	$1,156	$1,904

Noninterest Income

        Noninterest income was $995 thousand in 2011, $849 thousand in 2010 and $775 thousand in 2009, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income are securities gains of $386 thousand in 2011 and $283 thousand in 2010. Also included in noninterest income for 2011 is a loss of $18 thousand on the sale of foreclosed property, whereas no gain or loss was recognized in 2010. Noninterest income also increased during 2011 as a result of $101 thousand of income on bank owned life insurance purchased by the Company in May 2011.

Noninterest Expenses

        Noninterest expenses were $8.52 million in 2011, $7.96 million in 2010 and $6.79 million in 2009. See Note 12 to the consolidated financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The primary increase in noninterest expense in 2011 compared to 2010 relates to salaries of $219 thousand, due to the hiring of the new branch staff in early 2011, along with general salary increases, and an increase in foreclosure expenses of $299 thousand.

Income Taxes

        The Company incurred $316 thousand, $626 thousand and $488 thousand of income tax expenses in 2011, 2010 and 2009. The effective tax rates are 23.58% for 2011, 35.15% for 2010 and 31.77% for 2009. The decrease in the income tax rate in 2011 is primarily due to a higher proportion of tax-exempt income to pre-tax income, which includes income from municipal securities and bank owned life insurance, to taxable income.

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

        The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the Company would have a cumulative negative gap at one year or less of $(51.56) million.

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

        The following table, "Interest Rate Sensitivity Gap Analysis," summarizes, as of December 31, 2011, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

        It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at December 31, 2011. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates traditionally tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case. Nor does it account for the effects of competition on pricing of deposits and loans. For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations. During 2009, the Company began to place interest rate floors on its commercial floating rate loans.

Interest Rate Sensitivity Gap Analysis
December 31, 2011

	Expected Repricing or Maturity Date
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(dollars in thousands)
Assets
Federal funds sold	$1,105	$—	$—	$—	$1,105
Interest-bearing deposits in other banks	24,063	—	—	—	24,063
Investment securities(1)	549	6,277	15,688	13,609	36,123
Loans	84,005	60,235	51,644	16,431	212,315

Total interest-earning assets	109,722	66,512	67,332	30,040	273,606

Liabilities
Savings and NOW Accounts	1,110	2,221	2,221	16,654	22,206
Money Market Accounts	3,604	7,207	7,207	54,056	72,074
Certificates of Deposit	58,120	30,600	20,457	—	109,177
Short-term borrowings	2,700	—	—	—	2,700
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	71,720	40,028	39,885	70,710	222,343

Interest rate sensitivity gap	$38,002	$26,484	$27,447	$(40,670)	$51,263

Cumulative interest rate sensitivity gap	$38,002	$64,486	$91,933	$51,263

Cumulative gap ratio as a percentage of total assets	13.01%	22.08%	31.48%	17.56%

(1)
Excludes equity securities.

        In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on period end Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a "shock test" assuming a sudden prime interest rate increase of 100, 200, 300 and 400 basis points or a decrease for the same amounts, but not below zero. The results show that with a rise in the prime interest rate the Company's net interest income would increase by 0.77% and 0.34% for 100 and 200 basis points, respectively, but decrease by 0.04% and 0.13% for 300 and 400 basis points, respectively. A decrease in the prime interest rate of 100 basis points or more was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Investment Portfolio

        The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a weighted-average life of seven years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2011, the mortgage-backed debt securities had a weighted-average life of 3.88 years, and the municipal securities had a weighted-average life of 8.69 years, giving the total investment portfolio a weighted-average life of 5.70 years. The average tax-equivalent yield earned on the investment portfolio for 2011, 2010 and 2009 was 3.65%, 3.37% and 4.66%, respectively. The mortgage-backed securities portfolio does not include any private label, subprime or Alt-A type investments, which would carry a higher degree of risk.

        The Company had $1.35 million in bonds in an unrealized loss position amounting to $3 thousand at December 31, 2011 that were temporarily impaired due to the current interest rate environment and not increased credit risk. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders' equity at December 31, 2011.

        The following tables set forth certain information regarding the Company's investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2011			2010			2009
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
Due within one year	$—	$—	—%	$—	$—	—%	$490	$493	4.46%
Due after one year through five years	—	—	—%	—	—	—%	1,391	1,415	4.03%
Due after five years through ten years	—	—	—%	—	—	—%	497	526	5.00%
States and political subdivisions:
Due after five years through ten years	6,038	6,437	4.74%	2,094	2,085	5.36%	910	909	5.47%
Due after ten years	6,814	7,230	5.49%	7,005	6,932	5.74%	6,935	6,942	5.90%
Small business administration:
Due after ten years	889	924	3.69%	—	—	—%	—	—	—%
Mortgage-backed debt securities	21,055	21,532	2.65%	20,830	20,861	2.71%	13,478	13,492	3.63%
Equity securities	300	300	—%	300	300	—%	300	300	—%

	$35,096	$36,423	3.56%	$30,229	$30,178	3.57%	$24,001	$24,077	4.38%

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

	December 31,
	2011		2010		2009		2008		2007
	(dollars in thousands)
Real estate—construction and land development	$18,996	9%	$15,742	8%	$15,726	7%	$17,049	7%	$28,077	13%

Real estate—mortgage:
Commercial properties	131,329	62%	128,998	62%	113,373	52%	112,384	52%	107,490	52%
Residential properties	35,863	17%	37,143	17%	48,717	23%	45,842	23%	44,340	21%

Total real estate—mortgage	167,192	79%	166,141	79%	162,090	75%	158,226	75%	151,830	73%

Commercial and industrial	24,273	11%	25,778	12%	35,397	17%	34,827	17%	27,331	13%
Consumer	1,854	1%	1,726	1%	1,730	1%	1,738	1%	1,773	1%

Total loans	$212,315	100%	$209,387	100%	$214,943	100%	211,840	100%	209,011	100%
Less allowance for loan losses	(3,216)		(3,718)		(3,127)		(3,120)		(2,640)

Net loans	$209,099		$205,669		$211,816		$208,720		$206,371

        As of December 31, 2011, the real estate loan portfolio constituted 88% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Company has $11.16 million and $9.57 million in outstanding balances of interest-only home equity lines of credit at December 31, 2011 and 2010, respectively.

        During 2011, the balance of loans in the construction and land development and commercial real estate categories has increased moderately. During 2009 and 2010, the Company intentionally limited the origination of real estate construction and land development loans, raising credit standards, as management believed the market for projects being financed was becoming overheated; however, during 2011 management felt that the risks had somewhat abated and resumed this type of lending.

        Under guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital. The Company monitors the level of construction and land development, and non-owner occupied commercial real estate loans in relation to its total risk-weighted capital on at least a quarterly basis. The banking regulators have established guidance limits of 100% and 300% of total risk-weighted capital for construction and land development, and non-owner occupied commercial real estate loans, respectively. These ratios as of December 31, 2011 were 55.60% for construction and land development loans and 177.39% for non-owner occupied commercial real estate loans. While our level of loans in these areas is below the percentages established in the regulatory guidance, there can be no assurance that we will not be required to maintain higher levels of capital as a result of our concentration of loans.

Maturity and Interest Rate Sensitivity of Loans

        The following table presents the maturities or repricing periods of loans outstanding at December 31, 2011.

	Maturing in
	One year or less		After 1 through 5 years		After 5 years
	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(dollars in thousands)
Real estate—construction and land development	$6,557	$4,382	$7,060	$—	$997	$—	$18,996
Real estate—mortgage	43,160	14,784	91,292	3,065	14,891	—	167,192
Commercial and industrial	7,720	6,221	9,953	—	379	—	24,273
Consumer	738	443	510	—	163	—	1,854

Total	$58,175	$25,830	$108,816	$3,065	$16,430	$—	$212,315

Allowance for Loan Losses

        The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses in 2011, 2010 and 2009 were $1.74 million, $1.66 million and $1.18 million, respectively. The increase in the provision for loan losses in 2011 compared to 2010 and 2009 is primarily due to the an increase in the amount of substandard loans, which require higher levels of reserves, along with an increase in gross charge-offs. In 2011, the Company incurred $2.27 million of gross charge-offs, as compared to $1.28 million in 2010 and $1.17 million in 2009. At December 31, 2011, the allowance for loan losses was $3.22 million or 1.51% of total loans compared to $3.72 million or 1.78% of total loans at December 31, 2010.

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

        The following table reflects activity in the allowance for loan losses for the periods indicated.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Average total loans outstanding during year	$209,420	$216,371	$210,224	$211,806	$195,040

Balance at beginning of year	$3,718	$3,127	$3,120	$2,640	$2,166

Recoveries—construction and land development	—	2	—	—	—
Recoveries—commercial real estate	6	4	—	—	—
Recoveries—commercial and industrial	21	4	4	10	—
Recoveries—consumer	1	1	—	—	—

Total recoveries	28	213	4	10	—

Charge-offs—construction and land development	(2)	(173)	(90)	—	—
Charge-offs—commercial real estate	(1,969)	(500)	(596)	(76)	—
Charge-offs—residential real estate	—	(92)	—	(6)	—
Charge-offs—commercial and industrial	(299)	(515)	(474)	(378)	—
Charge-offs—consumer	—	(2)	(12)	(5)	(17)

Total charge-offs	(2,270)	(1,282)	(1,172)	(465)	(17)

Net charge-offs	(2,242)	(1,069)	(1,168)	(455)	(17)

Provision charged to operating expenses	1,740	1,660	1,175	935	491

Balance at end of year	$3,216	$3,718	$3,127	$3,120	$2,640

Ratios of net charge-offs to average loans	1.07%	0.49%	0.56%	0.21%	0.01%

Problem Assets

        The following table reflects the Company's problem assets at the dates indicated. Except as reflected in the tables, there were no other interest-bearing assets at December 31, 2011 classifiable as nonaccrual, 90 days past due or problem assets.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonperforming loans:
Nonaccrual—construction and land development	$1,049	$111	$103	$—	$—
Nonaccrual—commercial real estate	795	1,913	840	1,103	309
Nonaccrual—residential real estate	148	—	—	—	—
Nonaccrual—commercial and industrial	32	178	—	94	—
Nonaccrual—consumer	—	—	—	—	1

Total nonperforming loans	$2,024	$2,202	$943	$1,197	$310

Foreclosed properties:
Foreclosed properties—commercial real estate	3,095	231	—	—	—
Foreclosed properties—residential real estate	396	495	495	363	—

Total foreclosed properties	3,491	726	495	363	—

Total nonperforming assets	$5,515	$2,928	$1,438	$1,560	$310

Nonperforming assets to total loans and foreclosed properties at period end	2.56%	1.39%	0.67%	0.74%	0.15%
Nonperforming assets to total assets at period end	1.89%	1.01%	0.56%	0.61%	0.12%
Allowance for loan losses to nonperforming loans at period end	158.89%	126.98%	331.60%	260.65%	851.61%

        Information concerning the Company's recorded investment in impaired loans is as follows:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Impaired loans with no allowance:
Construction and land development	$2,510	$2 ,038
Commercial real estate	9,217	8,374
Residential real estate	1,950	364
Commercial and industrial	5,163	4,179
Consumer	17	—

Total impaired loans with no allowance	$18,857	$14,955

Impaired loans with allowance:
Construction and land development	$1,771	$365
Commercial real estate	689	4,737
Residential real estate	191	517
Commercial and industrial	32	414

Total impaired loans with allowance	$2,683	$6,033

Specific allocation of allowance	$228	$1,244

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Impaired performing loans:
Construction and land development	$3,232	$2,292
Commercial real estate	7,022	3,892
Residential real estate	873	335
Commercial and industrial	4,875	2,795
Troubled debt restructurings:
Construction and land development	—	—
Commercial real estate	2,089	7,306
Residential real estate	1,120	546
Commercial and industrial	288	1,620
Consumer	17	—

Total impaired performing loans	$19,516	$18,786

Impaired nonperforming loans (nonaccrual):
Construction and land development	$988	$48
Commercial real estate	426	390
Residential real estate	148	—
Commercial and industrial	32	—
Troubled debt restructurings:
Construction and land development	61	63
Commercial real estate	369	1,523
Residential real estate	—	—
Commercial and industrial	—	178
Consumer	—	—

Total impaired nonperforming loans	$2,024	$2,202

Total impaired loans	$21,540	$20,988

        At December 31, 2011, there were $18.86 million of impaired loans with no specific reserves that consisted of four (4) construction and land development loans in the aggregate amount to $2.51 million, fifteen (15) commercial real estate loans in the aggregate amount of $9.22 million, eight (8) residential mortgage loans for $1.95 million, ten (10) commercial and industrial loans totaling $5.16 million and one (1) consumer loan for $17 thousand. By comparison at December 31, 2010, there were $14.96 million of impaired loans with no specific reserves that consisted of two (2) construction and land development loans in the aggregate amount to $2.04 million, fourteen (14) commercial real estate loans in the aggregate amount of $8.36 million, one (1) residential mortgage loan for $364 thousand and ten (10) commercial and industrial loans totaling $4.18 million. In addition at December 31, 2011, there were $2.68 million of impaired loans, which required specific reserves totaling $228 thousand, that consisted of four (4) construction and land development loans for $1.77 million, four (4) commercial real estate loans in the aggregate amount of $689 thousand, one (1) residential mortgage loan for $191 thousand and one (1) commercial and industrial loan totaling $32 thousand compared to $6.03 million of impaired loans, which required specific reserves totaling $1.24 million, that consisted of one (1) construction and land development loan for $365 thousand, eleven (11) commercial real estate loans in the aggregate amount of $4.73 million, one (1) residential mortgage loan for $517 thousand and three (3) commercial and industrial loans totaling $414 thousand at December 31, 2010.

        There are no loans that had a specific allowance as of December 31, 2010 that are still in the Company's loan portfolio as of December 31, 2011 where the specific allowance has been reduced or eliminated.

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

        Loans classified as substandard or worse are considered for impairment testing. A substandard loan shows signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. The borrower on such loans typically exhibit one or more of the following characteristics: financial ratios and profitability margins are well below industry average; a negative cash flow position exists; debt service capacity is insufficient to service the debt and an improvement in the cash flow position is unlikely within the next twelve months; secondary and tertiary means of debt repayment are weak. Loans classified as substandard are characterized by the probability that the Bank will not collect amounts due according to the contractual terms or sustain some loss if the deficiencies are not corrected.

        Loss potential, while existing with respect to the aggregate amount of substandard (or worse) loans, does not have to exist in any individual assets classified as substandard. Such credits are also evaluated for nonaccrual status.

        Impaired loans include loans that have been classified as substandard or worse. However, certain of such loans have been paying as agreed and have remained current, with some financial issues related to cash flow that has caused some concern as to the ability of the borrower to perform in accordance with the current loan terms, but it has not been extreme enough to require the loan be put into a nonaccruing status. At December 31, 2011, there were $19.52 million of such loans.

        The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower's situation and the causes of the weakness in the individual loan. To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan. During 2011, the Company has made concessions on only a few residential mortgage loans which included an interest only period of six to twelve months for three (3) residential loans in the aggregate of $848 thousand.

        Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $3.94 million as of December 31, 2011: loans converted to interest only periods for six to twelve months in the amount of $1.27 million, reduced interest rates on loans in the amount of $798 thousand, and loans that have been re-amortized in the amount of $1.68 million. These loans have specific reserves of $63 thousand based on the collateral value.

        As noted above the Company does not have a formal modification program and it does not have any loans as of December 31, 2011 that had been modified and then subsequently re-defaulted in 2011.

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

        The Company has recorded $842 thousand in partial charge-offs related to three (3) commercial real estate loan relationships that are still in the loan portfolio as of December 31, 2011.

        The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
	2011	% of Loans	2010	% of Loans	2009	% of Loans	2008	% of Loans	2007	% of Loans
	(dollars in thousands)
Real estate:
Construction and land development	$326	9%	$273	8%	$195	7%	$333	8%	$240	13%

Mortgage:
Commercial properties	2,064	62%	2,546	61%	1,942	58%	2,141	58%	1,703	55%
Residential properties	460	17%	432	18%	354	17%	137	17%	71	18%

Total mortgage	2,518	79%	2,978	79%	2,296	75%	2,278	75%	1,774	73%

Commercial and industrial	351	11%	455	12%	617	17%	472	16%	532	13%
Consumer	15	1%	12	1%	19	1%	37	1%	94	1%

	$3,216	100%	$3,718	100%	$3,127	100%	$3,120	100%	$2,640	100%

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

        Approximately 44.3% and 56.0% of the Company's deposits at December 31, 2011 and 2010, respectively, are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Time deposits in denominations of $100,000 or more can be more volatile and more expensive than time deposits of less than $100,000. However, because the Bank focuses on relationship banking, and most of these deposits are obtained from the local community, historical experience has been that large time deposits have not been more volatile or significantly more volatile or expensive than smaller denomination certificates. In the second quarter of 2011, management decided to expand the Company's funding sources and added $10.0 million of brokered deposits, which were still outstanding as of December 31, 2011. These funds were obtained at interest rates lower than local market interest rates. While sometimes requiring higher interest rates, brokered deposits carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. All of the brokered deposits are fully insured by the FDIC. This insurance and the capital position of the Company reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. There is a risk that some deposits would be lost if rates were to increase and the Company elected not to remain competitive with its own deposit rates. Under those conditions, the Company believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of loans.

        The following tables provide a summary of the Company's deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2011, 2010 and 2009.

Average Deposits and Average Rate

	December 31,
	2011		2010		2009
	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$41,566	—	$39,691	—	$36,134	—
Interest-bearing demand deposits:
NOW accounts	14,824	0.26%	13,794	0.22%	13,296	0.20%
Money market accounts	70,840	0.66%	64,667	1.05%	45,713	1.17%
Savings accounts	5,092	0.10%	5,065	0.10%	4,398	0.16%
Certificates of deposit:
$100,000 or more	46,219	1.58%	49,826	2.00%	50,483	3.22%
Less than $100,000	70,329	1.41%	72,210	1.89%	71,497	3.08%

Total average deposits	$248,870	0.90%	$245,253	2.99%	$221,521	3.31%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
	2011	2010	2009
	(dollars in thousands)
Maturing in:
3 months or less	$5,692	$5,157	$13,247
Over 3 months through 6 months	2,486	2,980	5,049
Over 6 months through 12 months	9,523	24,153	9,128
Over 12 months	21,951	15,275	15,328

	$39,652	$47,565	$42,752

Borrowings

        For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, which includes federal funds lines of credit to purchase overnight funds from correspondent banks and an unsecured line of credit for Bancorp. The Company also offers retail repurchase agreements, which are securities sold under an agreement to repurchase, which is considered to be a short-term borrowing. There were no retail repurchase agreements outstanding at December 31, 2011, 2010 or 2009. The following table set forth certain information regarding the Company's short-term borrowings at the dates indicated.

Short-Term Borrowings

	2011	2010	2009
	(dollars in thousands)
Total outstanding at year-end	$2,700	$300	$500
Average amount outstanding during the year	$1,863	$430	$184
Maximum amount outstanding at any month-end	$2,700	$500	$500
Weighted-average interest rate at year-end	3.00%	4.25%	4.25%
Weighted-average interest rate during the year	3.49%	4.42%	4.35%

        The short-term borrowings at December 31, 2011 consist of an unsecured loan from an unaffiliated third party in the amount of $2.70 million with a fixed interest rate of 3.00% and matures in July 2012. Whereas the short-term borrowings at December 31, 2010 consist of an unsecured revolving line of credit borrowing arrangement from an unaffiliated financial institution in the amount of $300 thousand at a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, that matured on July 22, 2011 and was renewed until July 22, 2012. The Company's unused lines of credit for short-term borrowings totaled $13.00 million and $7.70 million at December 31, 2011 and 2010, respectively. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amounts of $4.00 million and $3.70 million as of December 31, 2011 and 2010, respectively, and unsecured federal funds lines of credit from two unaffiliated financial institutions for the Bank in the totaling $9.00 million and $4 million at December 31, 2011 and 2010, respectively.

Long-Term Borrowings

        At December 31, 2011 and 2010, the Company had $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta ("FHLB"). There are two advances in the amounts of $5.00 million each, which bear interest rates of 3.29% and 3.05%, and each of which matures on November 19, 2015. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's residential mortgage loan portfolio.

Trust Preferred Securities/Junior Subordinated Debentures

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a trust subsidiary organized under Connecticut law, of which Bancorp owns all $186 thousand of the common securities. The principal asset of the Trust is $6.186 million of Bancorp's junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR. On December 15, 2011, the first interest reset date, the interest rate was adjusted to 2.17625% for the period ending March 15, 2012. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date commencing December 15, 2011. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust securities. The proceeds from this issuance were used to repay a $450 thousand short-term debt obligation that matured in January 2007, capital injections of $4.50 million into the Bank, and the remaining proceeds were used to supplement the Company's capital for continued growth and other general corporate purposes. The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill, after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation. At December 31, 2011, all of the trust preferred securities qualified as Tier 1 capital.

Capital Resources

        The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes. The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with an outstanding balance of $300 thousand as of December 31, 2010, but no outstanding balance as of December 31, 2011. This facility matures on July 22, 2012, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed. The Company does not anticipate any issues with the renewal of this credit facility.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2011 and that the Company would meet such requirements if applicable. See Note 13 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

        As of December 31, 2011, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table in Note 13 to the consolidated financial statements.

There are no conditions or events since that notification which management believes have changed the Bank's category.

        On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.50 million, through June 30, 2012, or earlier termination of the program by the Board of Directors. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company's shares. As of December 31, 2011, 27,968 shares have been repurchased by the Company for an aggregate cost of $342 thousand.

        The Bank's capital ratios significantly exceed the regulatory requirements for well capitalized banks, with ratios of 13.79% and 12.53% for Total Risk-Based Capital and Tier 1 Capital, respectively, compared to the regulatory minimums to be well capitalized of 10.00% and 6.00%, and compared to ratios of 13.81% and 12.56% at December 31, 2010. The slight decline in the Bank's capital ratios over the course of 2011 resulted primarily from an increase in Total Risk-Based Capital of $1.47 million, while being offset by an increase in risk-weighted assets of $12.16 million. Management of the Company believes that its level of existing capital is adequate to support continued successful implementation of the Company's business plan without the need for government capital assistance. In light of regulatory pressures on substantially all banks, and the Company's desire, to maintain capital levels in excess of the minimum requirements for well capitalized status, the Company has relatively little room for asset growth without an additional capital infusion, through borrowing or through the issuance of additional capital stock.

        During 2011, the Company paid a dividend of $0.10 per common share for a total of $148 thousand.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the "COSO" criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. Management's assessment concluded that there were no material weaknesses within the Company's internal control over financial reporting.

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected or is likely to materially affect, the Company's internal control over financial reporting.

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
Frederick, Maryland

        We have audited the accompanying consolidated balance sheets of Frederick County Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Baltimore, Maryland
February 16, 2012

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
	(dollars in thousands)
Assets
Cash and due from banks	$1,680	$1,469
Federal funds sold	1,105	1,128
Interest-bearing deposits in other banks	24,063	39,468

Cash and cash equivalents	26,848	42,065

Investment securities available-for-sale—at fair value	36,423	30,178
Restricted stock	1,510	1,521
Loans	212,315	209,387
Less: Allowance for loan losses	(3,216)	(3,718)

Net loans	209,099	205,669

Bank premises and equipment	6,459	4,968
Bank owned life insurance	4,601	—
Foreclosed properties	3,491	726
Accrued interest and other assets	3,581	3,916

Total assets	$292,012	$289,043

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$43,030	$41,244
Interest-bearing deposits	203,457	207,380

Total deposits	246,487	248,624

Short-term borrowings	2,700	300
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,182	738

Total liabilities	266,555	265,848

Commitments and Contingencies (Notes 9, 16, and 17)
Shareholders' Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,514,314 and 1,469,364 shares issued and outstanding, respectively	15	15
Additional paid-in capital	15,621	15,069
Retained earnings	9,018	8,142
Accumulated other comprehensive income (loss)	803	(31)

Total shareholders' equity	25,457	23,195

Total liabilities and shareholders' equity	$292,012	$289,043

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$12,313	$13,414
Interest and dividends on investment securities:
Taxable	692	665
Tax exempt	488	306
Dividends	52	50
Interest on federal funds sold	1	2
Other interest income	66	59

Total interest income	13,612	14,496

Interest expense:
Interest on deposits	2,232	3,079
Interest on short-term borrowings	65	19
Interest on long-term borrowings	321	446
Interest on junior subordinated debentures	392	404

Total interest expense	3,010	3,948

Net interest income	10,602	10,548
Provision for loan losses	1,740	1,660

Net interest income after provision for loan losses	8,862	8,888

Noninterest income:
Securities gains	386	283
Bank owned life insurance income	101	—
Loss on sale of foreclosed properties	(18)	—
Service fees	305	368
Other operating income	221	198

Total noninterest income	995	849

Noninterest expenses:
Salaries and employee benefits	4,949	4,703
Occupancy and equipment expenses	1,268	1,242
Other operating expenses	2,300	2,011

Total noninterest expenses	8,517	7,956

Income before provision for income taxes	1,340	1,781
Provision for income taxes	316	626

Net income	$1,024	$1,155

Basic earnings per share	$0.69	$0.79

Diluted earnings per share	$0.68	$0.78

Basic weighted average number of shares outstanding	1,487,307	1,469,100

Diluted weighted average number of shares outstanding	1,513,763	1,482,350

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2011 and 2010
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(dollars in thousands)
Balance, January 1, 2010	1,461,802	15	14,702	6,987	46	21,750
Comprehensive income:
Net income				1,155		1,155
Reclassification adjustment for (gains) losses realized, net of income taxes of $112					(172)	(172)
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $61					95	95

Total comprehensive income						1,078
Shares repurchased	(5,118)		(62)			(62)
Shares issued under stock option transactions	12,680		127			127
Compensation expense from stock option transactions			253			253
Excess tax benefit from stock- based awards			49			49

Balance, December 31, 2010	1,469,364	15	15,069	8,142	(31)	23,195
Comprehensive income:
Net income				1,024		1,024
Reclassification adjustment for (gains) losses realized, net of income taxes of $152					(234)	(234)
Changes in net unrealized gains (losses) on securities available for sale, net of income taxes of $696					1,068	1,068

Total comprehensive income						1,858
Dividends paid on common stock, $0.10 per share				(148)		(148)
Shares repurchased	(22,850)		(280)			(280)
Shares issued under stock option transactions	67,800		679			679
Compensation expense from stock option transactions			109			109
Excess tax benefit from stock- based awards			44			44

Balance, December 31, 2011	1,514,314	$15	$15,621	$9,018	$803	$25,457

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,024	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	294
Deferred income taxes (benefits)	132	(256)
Provision for loan losses	1,740	1,660
Securities gains	(386)	(283)
Net premium amortization on investment securities	349	372
Loss on sale of foreclosed property	18	—
Stock-based compensation expense	109	253
Provision for foreclosed properties	124	17
Excess tax benefit from stock-based awards	(44)	(49)
Decrease (increase) in accrued interest and other assets	90	(105)
Decrease in accrued interest and other liabilities	(80)	(43)

Net cash provided by operating activities	3,362	3,015

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(18,000)	(26,881)
Proceeds from sales of investment securities available-for-sale	7,612	13,348
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	5,558	7,216
Redemptions of restricted stock	11	45
Net (increase) decrease in loans	(8,314)	4,247
Purchase of bank owned life insurance	(4,500)	—
Purchases of bank premises and equipment	(1,769)	(265)
Proceeds from sale of foreclosed properties	265	—

Net cash used in investing activities	(19,137)	(2,290)

Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	4,880	22,145
Net (decrease) increase in time deposits	(7,017)	7,167
Proceeds from short-term borrowings	2,700	—
Repayment of short-term borrowings	(300)	(200)
Proceeds from issuance of common stock	679	127
Repurchase of common stock	(280)	(62)
Dividends paid on common stock	(148)	—
Excess tax benefit from stock-based awards	44	49

Net cash provided by financing activities	558	29,226

Net (decrease) increase in cash and cash equivalents	(15,217)	29,951
Cash and cash equivalents—beginning of year	42,065	12,114

Cash and cash equivalents—end of year	$26,848	$42,065

Supplemental cash flow disclosure:
Interest paid	$3,034	$4,002

Income taxes paid	$522	$884

Transfer of loans to foreclosed properties	$3,144	$240

See Notes to Consolidated Financial Statements.

 FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations and Significant Accounting Policies:

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the State of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Bank has a direct subsidiary established to hold foreclosed properties known as FCB Hagerstown, LLC. Bancorp also has a subsidiary trust, established to issue trust preferred securities, and one direct subsidiary established to hold foreclosed properties known as FCB Holdings, Inc.. See Note 8 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

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

        The pooled formula component is used to estimate the losses inherent in the pools of non-classified loans. These loans are then also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, results of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). Current economic conditions take into account the average unemployment rate for Frederick County, Maryland, the State of Maryland and for the nation, with the most significance given to the Frederick County data. The allowance factors assigned differ by loan type.

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

        Impaired loans include loans that have been classified as substandard or worse. However, certain of such loans have been paying as agreed and have remained current, with some financial issues related to cash flow that has caused some concern as to the ability of the borrower to perform in accordance with the current loan terms, but it has not been extreme enough to require the loan be put into a nonaccruing status. Cash receipts on impaired loans are recorded as interest income as received, unless the loan is in a nonaccrual status.

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

Bank owned life insurance:

        The Bank purchased single-premium life insurance on certain employees of the Bank. Appreciation in value of the insurance policies is classified in noninterest income.

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

Stock-based compensation plan:

        The Company maintains two stock-based compensation plans, as described more fully in Note 10, which provide for grants of incentive and non-incentive stock options, restricted stock and/or restricted stock units. These plans have been presented to and approved by the Company's shareholders.

        Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

        The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company's policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2008.

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

	Years Ended December 31,
	2011	2010
	(dollars in thousands, except per share amounts)
Net income	$1,024	$1,155

Basic earnings per share	$0.69	$0.79

Diluted earnings per share	$0.68	$0.78

Basic weighted average number of shares outstanding	1,487,307	1,469,100
Effect of dilutive securities—stock options	26,456	13,250

Diluted weighted average number of shares outstanding	1,513,763	1,482,530

Anti-dilutive securities outstanding	—	88,468

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

        The FASB issued new guidance under ASU 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). The guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. The Company adopted the guidance for disclosures that relate to activity during a reporting period on January 1, 2011 and it did not have a material impact on the Company's consolidated financial condition or results of operations.

        The FASB issued new guidance under ASU 2010-28, Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company's financial statements.

        The FASB issued new guidance under ASU 2011-02, Receivables (Topic 310)—A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under this guidance, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.

ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of ASU 2011-02 did not have a significant impact on the Company's financial statements.

        The FASB issued new guidance under ASU 2011-03, Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements. This guidance is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to the criterion. ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of ASU 2011-03 is not expected to have a significant impact on the Company's financial statements.

        The FASB issued new guidance under ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRSs"). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on the Company's financial statements.

        The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

        The FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). This guidance is designed to simplify how entities test goodwill for impairment. The amendments in this guidance permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a significant impact on the Company's financial statements.

        The FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220). This guidance defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Note 2.  Compensating Balances:

        Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $750 thousand at each of December 31, 2011 and 2010. In addition, for the reserve maintenance period in effect at December 31, 2011 and 2010, the Company was required to maintain balances of $350 thousand with the Federal Reserve Bank.

Note 3.  Investments:

        The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2011 and 2010 are as follows:

Available-for-sale

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$6,038	$399	$—	$6,437
Due after ten years	6,814	415	—	7,229

	12,852	814	—	13,666

Small business administration:
Due after ten years	889	35	—	924
Residential mortgage-backed debt securities	21,055	481	3	21,533
Equity securities	300	—	—	300

	$35,096	$1,330	$3	$36,423

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
States and political subdivisions:
Due after five years through ten years	$2,094	$12	$21	$2,085
Due after ten years	7,005	50	123	6,932

	9,099	62	144	9,017

Residential mortgage-backed debt securities	20,830	158	127	20,861
Equity securities	300	—	—	300

	$30,229	$220	$271	$30,178

        Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
State and political subdivisions	$—	$—	$—	$—	$—	$—
Small business administration	—	—	—	—	—	—
Residential mortgage-backed debt securities	1,351	3	—	—	1,351	3

Total temporarily impaired securities	$1,351	$3	$—	$—	$1,351	$3

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
State and political subdivisions	$4,253	$144	$—	$—	$4,253	$144
Residential mortgage-backed debt securities	9,398	127	—	—	9,398	127

Total temporarily impaired securities	$13,651	$271	$—	$—	$13,651	$271

        The bonds in an unrealized loss position at December 31, 2011 were temporarily impaired due to the current interest rate environment and not increased credit risk. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, two (2) are government sponsored enterprise issued bonds (Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AA+ by Standard and Poor's with an aggregated book value of $1.35 million.

        Included in the investment portfolio at December 31, 2011 and 2010 are securities carried at $5.43 million and $5.89 million, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

        Gross gains of $386 thousand and $283 thousand in 2011 and 2010, respectively, were realized from sales of investment securities available-for-sale with proceeds of $13.35 million and $7.61 million, respectively.

Restricted Stock

        The following table shows the amounts of restricted stock as of December 31, 2011 and 2010:

	2011	2010
	(dollars in thousands)
Federal Home Loan Bank of Atlanta	$890	$907
Federal Reserve Bank	580	574
Atlantic Central Bankers Bank	40	40

	$1,510	$1,521

Note 4.  Loans and Allowance for Loan Losses:

        Loans consist of the following at December 31, 2011 and 2010:

	2011	2010
	(dollars in thousands)
Real estate—construction and land development	$18,996	$15,742

Real estate—mortgage:
Commercial properties	131,329	128,998
Residential properties	35,863	37,143

Total real estate—mortgage	167,192	166,141

Commercial and industrial	24,273	25,778
Consumer	1,854	1,726

Total loans	212,315	209,387
Less allowance for loan losses	(3,216)	(3,718)

Net loans	$209,099	$205,669

        At December 31, 2011 the Company has $30.31 million of commercial real estate and residential real estate mortgage loans pledged as collateral for certain borrowings.

        The following tables show the allowance for loan losses and recorded investment in loans for the years ended December 31, 2011 and 2010:

2011	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(2)	(1,969)	—	(299)	—	(2,270)
Recoveries	—	6	21	1	—	28
Provisions	55	1,481	7	194	3	1,740

Ending balance	$326	$2,064	$460	$351	$15	$3,216

Ending balance: individually evaluated for impairment	$100	$81	$46	$1	$—	$228

Ending balance: collectively evaluated for impairment	$226	$1,983	$414	$350	$15	$2,988

Loans:
Ending balance	$18,996	$131,329	$35,863	$24,273	$1,854	$212,315

Ending balance: individually evaluated for impairment	$4,281	$9,906	$2,141	$5,195	$17	$21,540

Ending balance: collectively evaluated for impairment	$14,715	$121,423	$33,722	$19,078	$1,837	$190,775

2010	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$195	$2,202	$94	$617	$19	$3,127
Charge-offs	(173)	(500)	(92)	(515)	(2)	(1,282)
Recoveries	2	4	—	206	1	213
Provisions	249	840	430	147	(6)	1,660

Ending balance	$273	$2,546	$432	$455	$12	$3,718

Ending balance: individually evaluated for impairment	$155	$968	$11	$110	$—	$1,244

Ending balance: collectively evaluated for impairment	$118	$1,578	$421	$345	$12	$2,474

Loans:
Ending balance	$15,742	$128,998	$37,143	$25,778	$1,726	$209,387

Ending balance: individually evaluated for impairment	$2,403	$13,111	$881	$4,593	$—	$20,988

Ending balance: collectively evaluated for impairment	$13,339	$115,887	$36,262	$21,185	$1,726	$188,399

        Credit quality indicators as of December 31, 2011 and 2010 are as follows:

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

        Doubtful—loans in this category are illiquid and highly leveraged, have negative net worth, cash flow, and continuing trend serious losses. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as loss is deferred until its more exact status may be determined.

        Loss—loans in this category are considered uncollectible and of such little value that their continuance as bankable loans is not warranted. This classification does not mean that the loan has no recovery value, but that it is not practical to defer writing it off, even though partial recovery may be effected in the future. Such credits should be recommended for charge-off.

        The information for each of the credit quality indicators is updated on a quarterly basis in conjunction with the determination of the adequacy of the allowance for loan losses.

        Commercial credit exposure—Credit risk profile by internally assigned grade:

December 31, 2011	Construction and Land Development	Commercial Real Estate	Commercial and Industrial
	(dollars in thousands)
Pass	$12,637	$116,689	$17,207
Special mention	2,087	5,434	1,129
Substandard	4,272	9,206	5,937

Total	$18,996	$131,329	$24,273

December 31, 2010	Construction and Land Development	Commercial Real Estate	Commercial and Industrial
	(dollars in thousands)
Pass	$9,874	$102,524	$14,813
Special mention	3,719	12,031	7,038
Substandard	2,149	14,443	3,927

Total	$15,742	$128,998	$25,778

        Consumer credit exposure—Credit risk profile by internally assigned grade:

December 31, 2011	Residential Real Estate	Consumer
	(dollars in thousands)
Pass	$33,122	$1,777
Special mention	714	—
Substandard	2,027	77

Total	$35,863	$1,854

December 31, 2010	Residential Real Estate	Consumer
	(dollars in thousands)
Pass	$31,723	$1,631
Special mention	3,466	—
Substandard	1,954	95

Total	$37,143	$1,726

        Information on impaired loans for the years ended December 31, 2011 and 2010 are as follows:

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Construction and land development	$2,510	$2,510	$—	$2,274	$146
Commercial real estate	9,217	10,059	—	8,375	551
Residential real estate	1,950	1,950	—	1,157	141
Commercial and industrial	5,163	5,163	—	4,671	305
Consumer	17	17	—	9	1

Total	$18,857	$19,699	$—	$16,486	$1,144

With an allowance recorded:
Construction and land development	$1,771	$1,771	$100	$1,068	$103
Commercial real estate	689	689	81	2,713	48
Residential real estate	191	191	46	354	13
Commercial and industrial	32	32	1	223	2

Total	$2,683	$2,683	$228	$4,358	$166

Total
Construction and land development	$4,281	$4,281	$100	$3,342	$249
Commercial real estate	9,906	10,748	81	11,088	599
Residential real estate	2,141	2,141	46	1,511	154
Commercial and industrial	5,195	5,195	1	4,894	307
Consumer	17	17	—	9	1

Grand Total	$21,540	$22,382	$228	$20,844	$1,310

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Construction and land development	$2,038	$2,038	$—	$2,091	$254
Commercial real estate	8,374	8,444	—	5,500	423
Residential real estate	364	364	—	183	24
Commercial and industrial	4,179	4,179	—	3,666	201

Total	$14,955	$15,025	$—	$11,440	$902

With an allowance recorded:
Construction and land development	$365	$365	$155	$365	$19
Commercial real estate	4,737	4,737	968	3,916	259
Residential real estate	517	517	11	522	27
Commercial and industrial	414	414	110	337	17

Total	$6,033	$6,033	$1,244	$5,140	$322

Total
Construction and land development	$2,403	$2,403	$155	$2,456	$273
Commercial real estate	13,111	13,181	968	9,416	682
Residential real estate	881	881	11	705	51
Commercial and industrial	4,593	4,593	110	4,003	218

Grand Total	$20,988	$21,058	$1,244	$16,580	$1,224

        Age analysis tables of past due loans as of December 31, 2011and 2010 are as follows:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
	(dollars in thousands)
Construction and land development	$—	$—	$1,049	$1,049	$17,947	$18,996	$—
Commercial real estate	1,104	1,094	795	2,993	128,336	131,329	—
Residential real estate	364	49	148	561	35,302	35,863	—
Commercial and industrial	116	—	32	148	24,125	24,273	—
Consumer	2	26	—	28	1,826	1,854	—

Total	$1,586	$1,169	$2,024	$4,779	$207,536	$212,315	$—

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
	(dollars in thousands)
Construction and land development	$—	$—	$111	$111	$15,631	$15,742	$—
Commercial real estate	—	—	1,913	1,913	127,085	128,998	—
Residential real estate	567	105	—	672	36,471	37,143	—
Commercial and industrial	—	—	178	178	25,600	25,778	—
Consumer	—	—	—	—	1,726	1,726	—

Total	$567	$105	$2,202	$2,874	$206,513	$209,387	$—

        Information on performing and nonaccrual impaired loans as of December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Impaired performing loans:
Construction and land development	$3,232	$2,292
Commercial real estate	7,022	3,892
Residential real estate	873	335
Commercial and industrial	4,875	2,795
Consumer	—	—
Troubled debt restructurings:
Construction and land development	—	—
Commercial real estate	2,089	7,306
Residential real estate	1,120	546
Commercial and industrial	288	1,620
Consumer	17	—

Total impaired performing loans	19,516	18,786

Impaired nonperforming loans (nonaccrual):
Construction and land development	988	48
Commercial real estate	426	390
Residential real estate	148	—
Commercial and industrial	32	—
Consumer	—	—
Troubled debt restructurings:
Construction and land development	61	63
Commercial real estate	369	1,523
Residential real estate	—	—
Commercial and industrial	—	178
Consumer	—	—

Total impaired nonperforming loans (nonaccrual):	2,024	2,202

Total impaired loans	$21,540	$20,988

        Information on troubled debt restructurings for the year ended December 31, 2011 is as follows:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial real estate	2	$441	$441
Residential real estate	3	855	855

Total	5	$1,296	$1,296

        The troubled debt restructured loans shown in the table were modified with the following terms: four (4) loans in the aggregate amount of $728 thousand converted to interest only periods for six to twelve months; and one (1) loan in the amount of $568 thousand that has been re-amortized.

        There were no loans as of December 31, 2011 that had been modified as troubled debt restructurings and then subsequently defaulted in 2011.

        At December 31, 2011 there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a troubled debt restructuring.

Note 5.  Bank Premises and Equipment:

        Bank premises and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(dollars in thousands)
Land	$2,683	$1,924
Buildings	3,392	2,459
Furniture and equipment	2,152	2,089
Leasehold improvements	477	464

	8,704	6,936
Less accumulated depreciation and amortization	(2,245)	(1,968)

	$6,459	$4,968

        Depreciation and amortization charged to operations amounted to $278 thousand in 2011 and $294 thousand in 2010.

Note 6.  Deposits:

        Certificates of deposit and other time deposits issued in denominations of $100 thousand or more totaled $39.65 million and $47.57 million at December 31, 2011 and 2010, respectively, and are included in interest-bearing deposits in the consolidated balance sheet.

        At December 31, 2011, the maturity distribution of certificates of deposit are as follows:

Maturing in:	Certificates of Deposit
(dollars in thousands)
2012	$58,132
2013	20,174
2014	10,525
2015	11,505
2016	8,841

$109,177

        Interest on deposits for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
	(dollars in thousands)
NOW accounts	$38	$31
Savings accounts	5	5
Money market accounts	465	679
Certificates of deposit $100,000 and over	730	996
Certificates of deposit under $100,000	994	1,368

	$2,232	$3,079

Note 7.  Borrowings:

        During 2011 and 2010, the Company had no sales of securities under agreements to repurchase the same securities.

Short-term borrowings:

	2011	2010
	(dollars in thousands)
Total outstanding at year-end	$2,700	$300
Average amount outstanding during the year	$1,863	$430
Maximum amount outstanding at any month-end	$2,700	$500
Weighted-average interest rate at year-end	3.05%	4.25%
Weighted-average interest rate during the year	3.84%	4.42%

        The Company's unused lines of credit for short-term borrowings totaled $13.00 million and $7.70 million at December 31, 2011 and 2010, respectively. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amounts of $4.00 million and $3.70 million as of December 31, 2011 and 2010, respectively, and unsecured federal funds lines of credit from unaffiliated financial institutions for the Bank in that total $9.00 million and $4.00 million at December 31, 2011 and 2010, respectively.

Long-Term Borrowings

        The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta ("FHLB") in the amount of $18.30 million, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio and certain commercial real estate loans. At December 31, 2011 and 2010, the Company had $10.00 million in borrowings under this credit facility from the FHLB. There were two fixed rate advances in the amounts of $5.00 million each, with rates of 3.29% and 3.05%, and with a maturity of November 19, 2015.

Note 8.  Trust preferred securities/junior subordinated debentures:

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp's junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR. On December 15, 2011, the first interest reset date, the interest rate was adjusted to 2.17625% for the period ending March 15, 2012. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date commencing December 15, 2011. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities. If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

        The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

Note 9.  Leasing Arrangements:

        The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to July 2016. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 16 for a discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods under these leases at December 31, 2011 is outlined below:

Years ending December 31	Total
(dollars in thousands)
2012	$341
2013	348
2014	353
2015	358
2016	316
Later years	1,249

$2,965

        Rent expense included in occupancy and equipment expenses amounted to $376 thousand in 2011 and $390 thousand in 2010.

Note 10.  Employee Benefit Plans:

401(k) profit sharing plan:

        The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company has the discretion to make matching contributions of 100% of the employee's contributions up to 4% of the employee's salary. In 2011 and 2010, the Company made matching contributions of 100%. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

        The Company expensed contributions to the Plan in the amounts of $124 thousand in 2011 and $123 thousand in 2010.

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

        No amounts have been deferred or were expensed under this Plan in the accompanying consolidated statements of income for 2011 or 2010.

Stock-based compensation plans:

        The Company's 2001 Stock Option Plan ("2001 Plan") and 2011 Stock Incentive Plan ("2011 Plan") provide that 260,000 shares and 250,000 shares, respectively, of the Company's common stock will be reserved for the award of incentive stock options ("ISO") and non-incentive stock options ("NQSO") to purchase shares of common stock, and under the 2011 Plan, shares of restricted stock and restricted stock units. At December 31, 2011, there are 250,000 shares remaining that are reserved for future grants under the 2011 Plan, but no shares remaining under the 2001 Plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

        The following is a summary of transactions in the 2001 Plan during the years ended December 31, 2011 and 2010.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2009	129,810	$10.02

Exercised	12,680	10.00
Terminated	400	11.35
Granted	118,700	11.35

Balance at December 31, 2010	235,430	$10.69

Exercised	67,800	10.02
Terminated	47,130	10.00
Granted	—	—

Balance at December 31, 2011	120,500	$11.34

Exercisable at December 31, 2011	73,180	$11.33

        As noted in the table above, there were 118,700 options granted in 2010, but no options granted in 2011. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award. That cost will be recognized over the vesting period of the award. Stock-based compensation expense related to stock options for the years ended December 31, 2011 and 2010 was $109 thousand and $253 thousand. As of December 31, 2011, there was $21 thousand of total unrecognized compensation cost related to non-vested stock options that will be expensed over the period ending in April 2012.

        The weighted-average fair value of options granted in the year ended December 31, 2010 was $3.17 and was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions. There were no options granted in 2011.

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

        The 120,500 and 235,430 options outstanding as of December 31, 2011 and 2010, respectively, have an aggregate intrinsic value, which is the amount that the market value of the underlying stock exceeds the exercise price of the option, of $1 thousand and $269 thousand, respectively. The aggregate intrinsic value of the options exercised in 2011 and 2010 amounted to $145 thousand and $16 thousand, respectively.

        At December 31, 2011 and 2010, the 120,500 and 235,430 options issued and outstanding, respectively, had exercise prices and weighted-average remaining contractual lives as follows:

December 31,	2011	2010
Exercisable options:
Options outstanding	73,180	151,420
Weighted-average exercise price	$11.33	$10.33
Weighted-average remaining contractual life (months)	99	35
Unexercisable options:
Options outstanding	47,320	84,010
Weighted-average exercise price	$11.35	$11.34
Weighted-average remaining contractual life (months)	99	111

Note 11.  Income Taxes:

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$932	$1,277
Unrealized loss on securities available-for-sale	—	20
Stock-based compensation	61	43
Nonaccrual interest	36	35
Reserve for foreclosed properties	56	7
Alternative minimum tax carryover	60	—
Other	9	17

Total deferred tax assets	1,154	1,399

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(523)	—
Depreciation	(41)	(54)

Total deferred tax liabilities	(564)	(54)

Net deferred tax assets	$590	$1,345

        A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(dollars in thousands)
Income before income tax	$1,340	$1,781
Tax rate	34%	34%

Income tax at statutory rate	456	606
Increases (decreases) in tax resulting from:
Tax exempt interest income	(271)	(182)
State income taxes, net of federal income tax benefit	82	110
Stock-based compensation	21	49
Other	28	43

Provision for income taxes	$316	$626

        Significant components of the provision for income taxes for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(dollars in thousands)
Taxes currently payable:
Federal	$75	$658
State	61	224

	136	882

Deferred tax (benefit) expense:
Federal	116	(203)
State	64	(53)

	180	(256)

Total	$316	$626

Note 12.  Noninterest Expenses:

        Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2011 and 2010 include the following:

	2011	2010
	(dollars in thousands)
Salaries	$4,261	$4,042
Deferred personnel costs	(106)	(67)
Payroll taxes	297	278
Employee insurance	328	287
Other employee benefits	169	163
Depreciation	277	294
Rent	376	390
Utilities	113	101
Repairs and maintenance	232	217
ATM expenses	104	89
Other occupancy and equipment expenses	166	151
Postage and supplies	76	62
Data processing	400	378
Advertising and promotion	282	228
Provision for foreclosed properties	124	17
FDIC insurance	307	371
Legal	45	83
Insurance	62	59
Consulting	35	19
Courier	16	18
Audit fees	192	176
Other	761	600

	$8,517	$7,956

Note 13.  Shareholders' Equity:

Restrictions on dividends:

        The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Regulation only out of undivided profits. At December 31, 2011, the Bank was limited from paying dividends to Bancorp in excess of $4.06 million, and by the requirement to meet certain capital ratios. The Bank paid $150 thousand in dividends to Bancorp in 2011, but no dividends were paid in 2010.

Restrictions on lending from subsidiary to parent:

        Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2011 and 2010.

Capital:

        The Bank is, and when the Company's assets exceed $500 million, it has public debt or it engages in certain highly leveraged activities, the Company will be, subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2011 and 2010.

        As of December 31, 2011, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios at December 31, 2011 and 2010 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$33,676	13.94%	$19,323	8.00%	N/A	N/A
Bank	$32,882	13.79%	$19,083	8.00%	$23,853	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$30,654	12.69%	$9,662	4.00%	N/A	N/A
Bank	$29,897	12.53%	$9,541	4.00%	$14,312	6.00%
Tier 1 Capital (to Average Assets):
Company	$30,654	10.51%	$11,671	4.00%	N/A	N/A
Bank	$29,897	10.35%	$11,559	4.00%	$14,449	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Company	$32,079	14.11%	$18,188	8.00%	N/A	N/A
Bank	$31,271	13.81%	$18,110	8.00%	$22,637	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$29,226	12.86%	$9,094	4.00%	N/A	N/A
Bank	$28,430	12.56%	$9,055	4.00%	$13,582	6.00%
Tier 1 Capital (to Average Assets):
Company	$29,226	10.03%	$11,652	4.00%	N/A	N/A
Bank	$28,430	9.78%	$11,625	4.00%	$14,531	5.00%

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

        The following tables set forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of December 31, 2011 and 2010.

December 31, 2011	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Securities available for sale:
State and political subdivisions	$13,666	$—	$13,666	$—
Small business administration	924	—	924	—
Mortgaged-backed debt	21,533	—	21,533	—
Equity securities	300	—	300	—

Total	$36,423	$—	$36,423	$—

December 31, 2010	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Securities available for sale:
State and political subdivisions	$9,017	$—	$9,017	$—
Mortgaged-backed debt	20,861	—	20,861	—
Equity securities	300	—	300	—

Total	$30,178	$—	$30,178	$—

        The following tables set forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2011 and 2010.

December 31, 2011	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans:
Construction and land development	$4,181	$—	$—	$4,181
Commercial real estate	9,825	—	—	9,825
Residential real estate	2,095	—	—	2,095
Commercial and industrial	5,194	—	—	5,194
Consumer	17	—	—	17

Total impaired loans	$21,312	$—	$—	$21,312

Foreclosed properties:
Commercial real estate	$3,095	$—	$—	$3,095
Residential real estate	396	$—	$—	396

Total foreclosed properties	$3,491	$—	$—	$3,491

As of December 31, 2010	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans:
Construction and land development	$2,248	$—	$—	$2,248
Commercial real estate mortgage	12,143	—	—	12,143
Residential real estate mortgage	870	—	—	870
Commercial and industrial	4,483	—	—	4,483

Total impaired loans	$19,744	$—	$—	$19,744

Foreclosed properties:
Commercial real estate mortgage	$231	$—	$—	$231
Residential real estate mortgage	495	$—	$—	495

Total foreclosed properties	$726	$—	$—	$726

        The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011.

	Foreclosed Properties	Impaired Loans
	(dollars in thousands)
Balance at December 31, 2010	$726	$19,744

Total net gains (losses) for the year included in:
Gain (loss) on sale of foreclosed properties	(18)	—
Purchases and sales, net	(229)	—
Net transfers in (out)	3,144	552
Change in valuation allowance	(132)	1,016

Balance at December 31, 2011	$3,491	$21,312

Note 15.  Fair Value of Financial Instruments:

        In accordance with the disclosure requirements of ASC Topic 825 Financial Instruments, the estimated fair values of the Company's financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$26,848	$26,848	$42,065	$42,065
Investment securities available-for-sale	36,423	36,423	30,178	30,178
Restricted stock	1,510	1,510	1,521	1,521
Net loans	209,099	206,182	205,669	205,878
Accrued interest receivable	858	858	850	850
Financial Liabilities
Deposits	$246,487	$258,232	$248,624	$257,805
Short-term borrowings	2,700	2,700	300	300
Long-term borrowings	10,000	10,788	10,000	10,438
Junior subordinated debentures	6,186	6,186	6,186	6,058
Accrued interest payable	116	116	140	140

        The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2011 and 2010:

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

Note 16.  Transactions with Related Parties:

Loans:

        In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their affiliates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2011 and 2010 is as follows:

(dollars in thousands)
Balance, December 31, 2009	$3,400

New loans	124
Repayments	(784)

Balance, December 31, 2010	2,740

New loans	912
Repayments	(210)

Balance, December 31, 2011	$3,442

Lease agreement:

        The Company entered into a new lease in July 2011 for approximately 10,521 square feet of office space owned by a limited liability company consisting of three shareholders/directors, which entailed combining three existing leases as follows: (1) entered into in July 2003 for approximately 3,800 square feet of office space that expired on July 20, 2011 with monthly payments of $5,227, (2) entered into in February 2005 for approximately 2,418 square feet of office space that would have expired on January 31, 2015 with monthly payments of $3,329, and (3) entered into in August 2008 for approximately 2,972 square feet of office space that would have expired on July 31, 2013 with monthly payments of $3,839, plus an additional 1,331 square feet. The lease term commenced on July 11, 2011 and will expire on July 10, 2016. Under this lease, monthly payments for the period July 11, 2011 to July 10, 2012 are $14,583.

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

        The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2011 and 2010 were as follows:

	2011	2010
	Contractual Amount	Contractual Amount
	(dollars in thousands)
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$29,710	$27,826
Standby letters of credit	2,202	2,969

Total	$31,912	$30,795

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

Note 18.  Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	Years Ended December 31,
	2011	2010
	(dollars in thousands)
Assets
Cash	$775	$93
Receivable from subsidiaries	6	58
Investment securities available-for-sale at fair value	300	300
Investment in banking subsidiary	30,700	28,399
Investment in other subsidiary	2,740	847
Other assets	250	—

Total assets	$34,771	$29,697

Liabilities and Shareholders' Equity
Payable to subsidiaries	$404	$4
Short-term borrowings	2,700	300
Junior subordinated debentures	6,186	6,186
Other liabilities	24	12

Total liabilities	9,314	6,502

Common stock	15	15
Additional paid-in capital	15,621	15,069
Retained earnings	9,018	8,142
Accumulated other comprehensive income (loss)	803	(31)

Total shareholders' equity	25,457	23,195

Total liabilities and shareholders' equity	$34,771	$29,697

Statements of Income

	Years Ended December 31
	2011	2010
	(dollars in thousands)
Dividend income from subsidiary bank	$150	$—
Dividend income from subsidiary trust	12	12
Interest income	1	5

Total income	163	17

Expenses:
Interest on short-term borrowings	65	19
Interest on junior subordinated debentures	392	404
Other	27	25

Total expenses	484	448

Loss before provision for income taxes and equity in undistributed earnings of subsidiaries	(321)	(431)
Provision for income tax benefits	(160)	(147)

Loss before equity in undistributed earnings of subsidiaries	(161)	(284)
Equity in undistributed earnings of subsidiaries	1,185	1,439

Net income	$1,024	$1,155

Statements of Cash Flows

	Years Ended December 31,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,024	$1,155
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,185)	(1,439)
Excess tax benefit from stock-based awards	(44)	(49)
Decrease in receivable from subsidiaries	52	16
(Increase) decrease in other assets	(207)	49
Increase in payable to subsidiaries	400	2
Increase (decrease) in other liabilities	12	(102)

Net cash provided by (used in) operating activities	52	(368)

Cash flows from investing activities:
Investment in banking subsidiary	(200)	—
Investment in other subsidiary	(1,974)	—

Net cash used in financing activities	(2,174)	—

Cash flows from financing activities:
Proceeds from short-term borrowings	2,700	—
Repayment of short-term borrowings	(300)	(200)
Proceeds from issuance of common stock	679	127
Repurchase of common stock	(280)	(62)
Compensation expense from stock option transactions	109	253
Dividends paid on common stock	(148)	—
Excess tax benefit from stock-based awards	44	49

Net cash provided by provided by financing activities	2,804	167

Net decrease in cash	682	(201)
Beginning cash	93	294

Ending cash	$775	$93

 BUSINESS

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the State of Maryland in August 2000 and commenced banking operations in October 2001. The Bank, headquartered in Frederick, Maryland, currently operates out of its main office and four branch offices, three in Frederick, Maryland and one in Walkersville, Maryland. The Bank was organized by successful members of the business community in Frederick, Maryland and an experienced senior management team to operate as a local business bank alternative to the superregional financial institutions, which dominate its primary market area. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. The Bank's mission is to serve the needs of the business and professional community of Frederick County by building long-term relationships. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. The Bank also seeks to become an integral part of the community, a responsible citizen and make decisions based on what is good for the community.

        Bancorp also has a direct subsidiary called FCBI Statutory Trust I. In addition, Bancorp has a direct subsidiary called FCB Holdings, Inc. and an indirect subsidiary, direct subsidiary of the Bank, called FCB Hagerstown, LLC, both of which are for the purpose of holding and managing problem loans and foreclosed real estate. See Note 8 to the consolidated financial statements for additional disclosures for FCBI Statutory Trust I.

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

        Whenever appropriate and available, the Bank seeks Federal and State loan guarantees, such as the Small Business Administration's "7A" and "504" loan programs to reduce risks. The Bank generally requires personal guarantees on all loans; approval of exceptions to this policy is documented. All borrowers are required to forward annual corporate, partnership and personal financial statements to comply with bank policy and enforced through the loan covenants documentation for each transaction. Interest rate risks to the Bank are mitigated by using either floating interest rates, which would include floors on commercial loans, or by fixing rates for a short period of time.

        Consistent with the objective of the Bank to serve the needs of the business community, the Bank seeks to concentrate its assets in commercial loans and commercial real estate loans. To be consistent with the requirements of prudent banking practices, the Bank maintains a portfolio of high-grade securities to provide liquidity, principal security and additional interest income.

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

        Source of Business.    Management believes that the market segments targeted, small to medium sized businesses and professionals in the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Bank's business development strategies. The Bank provides services from its centrally located main office in Frederick, Maryland, one branch on each of the north, south and east sides of Frederick, Maryland, along with its branch in Walkersville, Maryland, which it believes complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. The Bank has implemented a courier service to better serve local customers who are not conveniently located near one of the Bank's offices. The Bank is continuously looking for opportunities to establish additional branches in different parts of its market area, which would enhance customer service for existing customers, enable the Bank to obtain additional customers, expand the Bank's market area, and which could be operated on a profitable basis. Although the Bank is open to additional branches, there can be no assurance that the Bank will establish any additional branches in any given timeframe, or that they will be profitable.

        The Bank seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to develop the Bank's customer base, as well as relying on Director referrals, officer-originated calling programs and customer and shareholder referrals.

Market Area and Competition

        Location and Market Area.    The headquarters for Bancorp and the Bank is located at 9 North Market Street, Frederick, Maryland 21701, in downtown Frederick. The Bank's main banking office is located at 30 West Patrick Street, Frederick, Maryland and has three branches located in Frederick, Maryland, at 198 Thomas Johnson Drive, 6910 Crestwood Boulevard and 490 Monocacy Boulevard, which opened on January 11, 2012. The fourth branch is located in Walkersville, Maryland at 200 Commerce Drive. The primary service area of the Bank is Frederick County, Maryland, with a secondary market area in the surrounding counties of Carroll, Howard, Montgomery and Washington. Frederick County and the City of Frederick have experienced significant consolidation in the banking market over the past ten years. The Bank is one of two commercial banks based in Frederick County that have been organized since 1989, both of which have their headquarters in the City of Frederick. The Bank believes that market and banking trends provide an opportunity for the Bank to execute a focused strategy of offering personal and customized services and attract underserved and dissatisfied small business clients.

        Frederick County, located in central Maryland, had a 2010 population of approximately 236,000. The population of Frederick County is anticipated to continue to grow, to approximately 266,000 in 2015 and 288,000 in 2020. The City of Frederick has experienced similar population growth, resulting in a 2010 population of approximately 60,000.

        The County currently has approximately 115,000 employed residents and 92,000 in-county jobs. Raw employment figures in Frederick County do not reflect the significant intercounty commuter traffic between Frederick and surrounding counties. A significant portion of Frederick residents work in other jurisdictions, and a substantial number of Frederick County jobs are held by nonresidents. The economy of Frederick County is highly diversified.

        According to the State of Maryland, Department of Labor, Licensing and Regulation for 2010, employment is distributed among the following categories:

Sector	Percent Of Jobs
Construction	7.9%
Manufacturing	5.2%
Trade, Transportation and Utilities	16.5%
Financial Activities	8.5%
Services (includes business, health, hospitality and education)	44.6%
Government	17.3%

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

Employees

        At February 1, 2012, the Company employed sixty-one (61) persons on a full-time basis, two (2) of which are executive officers, and nine (9) persons on a part-time basis. None of the Company's employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401(k) plan, life and long-term disability insurance for substantially all full time employees and an incentive stock option plan for key employees and directors of the Company.

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

        The Antietam branch is located at 198 Thomas Johnson Drive, Frederick, Maryland and consists of 3,168 square feet in a 75,000 square foot building. The property is occupied under a five (5)-year lease, which expires in May 2012, at a current annual rent of $63,360; plus additional rent relating to common area fees and taxes. The Company has two (2) five (5)-year renewal options.

        The Company leases approximately 10,521 square feet of office space located at 1-11 North Market Street, Frederick, Maryland, which it uses as the headquarters location for the Bancorp and the Bank, as well as, an operations center and administrative offices, in a building owned by a limited liability company owned by three shareholders/directors. The lease term will expire in July 2016. Pursuant to this lease, the current annual payments are $175,000 per year. The Company has three 5-year renewal options.

        The Company owns the premises for its branches located at 490 Monocacy Boulevard and 6910 Crestwood Boulevard, Frederick Maryland and 200 Commerce Drive, Walkersville, Maryland.

        The Company also owns 1.775 acres of vacant land at 8401 Progress Court in Frederick, Maryland which may be used for future expansion.

        The Company believes that its existing facilities outlined above are adequate to conduct the Company's business.

Legal Proceedings

        From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

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

        Proposed Changes in Capital Requirements.    In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation ("Basel III"). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

        The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

        When fully phased in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

        Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

        The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

        Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

        The U.S. banking agencies have indicated that they expect to propose regulations implementing Basel III, with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

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

        Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now to be based on a financial institution's average consolidated total assets less tangible equity capital. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank eliminated the statutory prohibition against the payment of interest on business checking accounts, effective July 2011.

        There are three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial Base Assessment Rate	5 to 9	14	32	35	5 to 35
Unsecured Debt Adjustment (added)	(4.5) to 0	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45	2.5 to 45

        Additionally the FDIC may impose special assessments from time to time.

        Consumer Financial Protection Bureau.    Dodd-Frank created a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB") which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan, other than a "qualified mortgage" as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Market for Common Stock and Dividends

        Market for Common Stock.    Our common stock is not traded on any organized exchange, including The NASDAQ Stock Market. As of December 31, 2011, two market makers offered to make a market in the common stock in the over the counter "bulletin board" market under the symbol "FCBI". The common stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the common stock during each calendar quarter for 2011 and 2010. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2011, there were 1,514,314 shares of common stock outstanding, held by approximately 636 shareholders of record.

	2011		2010
Quarter	High Bid	Low Bid	High Bid	Low Bid
First	$13.38	$12.10	$12.00	$10.00
Second	$21.00	$12.80	$12.50	$10.25
Third	$21.00	$11.50	$12.50	$11.90
Fourth	$13.50	$11.15	$12.10	$11.85

        Dividends.    During 2011, Bancorp paid $148 thousand in dividends to its common shareholders and the Bank paid $150 thousand in dividends to Bancorp. Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay without prior approval. Prior approval of the Federal Reserve is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, cash dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits.

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

        Issuer Repurchases of Securities During the Fourth Quarter of 2011.    The following table provides information on the Company's purchase of its common stock during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1-31, 2011	—	N/A	—	—
November 1-30, 2011	15,000	$11.65	—	—
December 1-31, 2011	—	N/A	—	118,032	(2)

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

(2)
Subject to a maximum expenditure of $4.5 million. Number of shares indicated is the remaining number of shares authorized for repurchase as of the end of the indicated period. To date the Company has expended $342 thousand for share repurchases.

        Recent Sales of Unregistered Shares.    None.

        Use of Proceeds.    Not Applicable.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	120,500	$11.34	250,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	120,500	$11.34	250,000

(1)
Consists of the 2001 Stock Option Plan and the 2011 Stock Incentive Plan. Certain employment arrangements entered into by the Company, which have not been specifically approved by stockholders provide for the issuance under the 2001 Stock Option Plan of options to purchase common stock to certain officers. All of such options have been issued and are fully vested. For additional information, see the discussion of employment agreements in response to Item 10 and Note 10 to the consolidated financial statements.

Annual Meeting of Shareholders

Tuesday, April 10, 2012—7:00 p.m.
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

Principal Affiliate

Balance Sheet

	December 31, 2011
	Assets		Liabilities and Equity
	(Dollars in thousands)
Frederick County Bank	Cash and due from banks	$2,038	Total deposits	$247,462
9 North Market Street	Earning assets	275,116	Long-term borrowings	10,000
Frederick, MD 21701 301-620-1400	Allowance for loan losses	(3,216)	Accrued interest and other liabilities	1,166
Five Offices	Other assets	15,390	Shareholders' equity	30,700

	Total assets	$289,328	Total liabilities and shareholders' equity	$289,328

	Net income	$1,416

Exhibits and Financial Statement Schedules.

        The following financial statements are included in this report:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets at December 31, 2011 and 2010

    Consolidated Statements of Income for the years ended December 31, 2011 and 2010

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011 and 2010

    Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

    Notes to Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibits
3(a)	Articles of Incorporation of the Company, as amended(1)
3(b)	Bylaws of the Company(2)
4(a)	Indenture, dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee(3)
4(b)	Amended and Restated Declaration of Trust, dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as trustee, and Martin S. Lapera and William R. Talley, Jr. as Administrators(3)
4(c)	Guarantee Agreement dated as of dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank(8)
10(i)	Amendment to Loan Documents(9)
10(j)	2011 Stock Incentive Plan(10)
11	Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the consolidated financial statements for the year ended December 31, 2011.
21	Subsidiaries of the Registrant
23(a)	Consent of Stegman & Company
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

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

(10)
Incorporated by reference to Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.
DATE: February 17, 2012	By:	/s/ MARTIN S. LAPERA Martin S. Lapera President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2012.

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
Interest Rate Sensitivity Gap Analysis December 31, 2011
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