Form 10-Q
period 2012-03-31
FREDERICK COUNTY BANCORP INC
filed 2012-05-10
CIK 1258831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,516,949 shares of Common Stock outstanding as of April 30, 2012.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands)	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$2,527	$1,680
Federal funds sold	—	1,105
Interest-bearing deposits in other banks	30,744	24,063
Cash and cash equivalents	33,271	26,848
Investment securities available-for-sale at fair value	41,619	36,423
Restricted stock	1,510	1,510
Loans	213,295	212,315
Less: Allowance for loan losses	(3,286)	(3,216)
Net loans	210,009	209,099
Bank premises and equipment	6,915	6,459
Bank owned life insurance	4,641	4,601
Foreclosed properties	3,391	3,491
Other assets	3,324	3,581
Total assets	$304,680	$292,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$45,985	$43,030
Interest-bearing deposits	212,984	203,457
Total deposits	258,969	246,487
Short-term borrowings	2,700	2,700
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,116	1,182
Total liabilities	278,971	266,555

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,516,949 and 1,514,314 shares issued and outstanding	15	15
Additional paid-in capital	15,673	15,621
Retained earnings	9,312	9,018
Accumulated other comprehensive income	709	803
Total shareholders’ equity	25,709	25,457
Total liabilities and shareholders’ equity	$304,680	$292,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2012	March 31, 2011
Interest income:
Interest and fees on loans	$2,978	$3,128
Interest and dividends on investment securities:
Interest — taxable	155	160
Interest — tax exempt	95	86
Dividends	13	12
Other interest income	15	22
Total interest income	3,256	3,408
Interest expense:
Interest on deposits	401	623
Interest on short-term borrowings	20	4
Interest on long-term borrowings	80	79
Interest on junior subordinated debentures	34	101
Total interest expense	535	807
Net interest income	2,721	2,601
Provision for loan losses	65	115
Net interest income after provision for loan losses	2,656	2,486
Noninterest income:
Securities gains	—	3
Bank owned life insurance income	40	—
Service fees	77	79
Other operating income	85	48
Total noninterest income	202	130
Noninterest expense:
Salaries and employee benefits	1,303	1,222
Occupancy and equipment expenses	362	341
Other operating expenses	685	542
Total noninterest expense	2,350	2,105
Income before provision for income taxes	508	511
Provision for income tax expense	138	175
Net income	$370	$336
Basic earnings per share	$0.24	$0.23
Diluted earnings per share	$0.24	$0.22
Basic weighted average number of shares outstanding	1,516,445	1,473,508
Diluted weighted average number of shares outstanding	1,516,562	1,499,219
Dividends declared per share	$0.05	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2012	March 31, 2011
Net income	$370	$336
Changes in net unrealized gains (losses) on securities available for sale, net of income tax benefits of $61 in 2012 and income taxes of $23 in 2011	(94)	35
Reclassification adjustment for gains realized, net of income tax income taxes of $1 in 2011	—	(2)
Total comprehensive income	$276	$369

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended March 31,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2011	1,469,364	$15	$15,069	$8,142	$(31)	$23,195
Comprehensive income				336	33	369
Shares repurchased	(7,850)		(105)			(105)
Shares issued under stock option transactions	15,240		153			153
Compensation expense from stock option transactions			47			47
Excess tax benefit from stock-based awards			24			24
Balance, March 31, 2011	1,476,754	$15	$15,188	$8,478	$2	$23,683
Balance, January 1, 2012	1,514,314	$15	$15,621	$9,018	$803	$25,457
Comprehensive income				370	(94)	276
Dividends paid on common stock				(76)		(76)
Shares issued under stock option transactions	2,635		30			30
Compensation expense from stock option transactions			19			19
Excess tax benefit from stock-based awards			3			3
Balance, March 31, 2012	1,516,949	$15	$15,673	$9,312	$709	$25,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$370	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	73
Deferred income taxes (benefits)	124	(76)
Provision for loan losses	65	115
Securities gains	—	(3)
Net premium amortization on investment securities	106	81
Bank owned life insurance income	(40)	—
Stock-based compensation expense	19	47
Provision for foreclosed properties	100	—
Excess tax benefit from stock-based awards	(3)	(24)
Decrease in accrued interest and other assets	136	186
(Decrease) increase in accrued interest and other liabilities	(4)	30
Net cash provided by operating activities	966	765
Cash flows from investing activities:
Purchases of investment securities available for sale	(7,844)	(9,037)
Proceeds from sales of investment securities available for sale	—	1,274
Proceeds from maturities, prepayments and calls investment securities available for sale	2,386	1,042
Net (increase) decrease in loans	(975)	1,629
Purchases of bank premises and equipment	(549)	(921)
Net cash used in investing activities	(6,982)	(6,013)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	12,978	3,857
Net decrease in time deposits	(496)	(1,709)
Proceeds from issuance of common stock	30	153
Repurchase of common stock	—	(105)
Dividends paid on common stock	(76)	—
Excess tax benefit from stock-based awards	3	24
Net cash provided by financing activities	12,439	2,220
Net increase (decrease) in cash and cash equivalents	6,423	(3,028)
Cash and cash equivalents — beginning of period	26,848	42,065
Cash and cash equivalents — end of period	$33,271	$39,037
Supplemental cash flow disclosures:
Interest paid	$540	$809
Income taxes paid	$—	$92

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, Regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2011 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2012.

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

Recent Accounting Pronouncements

The FASB issued new guidance under ASU 2011-03, Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.  This guidance is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This amendment removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to the criterion.  ASU 2011-03 will be effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The adoption of ASU 2011-03 did not have a significant impact on the Company’s financial statements.

The FASB issued new guidance under ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  These amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption is not permitted.  The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220).  This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which was our previous presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This guidance was effective for fiscal years and interim periods beginning after December 15, 2011 and required retrospective application for all periods presented.

The FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350).  This guidance is designed to simplify how entities test goodwill for impairment.  The amendments in this guidance permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted.  The adoption of ASU 2011-08 did not have a significant impact on the Company’s financial statements.

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

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2012	2011
Net income	$370	$336
Basic earnings per share	$0.24	$0.23
Diluted earnings per share	$0.24	$0.22
Basic weighted average number of shares outstanding	1,516,445	1,473,508
Effect of dilutive securities — stock options	117	25,711
Diluted weighted average number of shares outstanding	1,516,562	1,499,219
Anti-dilutive securities outstanding	114,065	—

Note 3.  Stock-Based Compensation Plans:

The Company’s 2001 Stock Option Plan (“2001 Plan”) and 2011 Stock Incentive Plan (“2011 Plan”) provide that 260,000 shares and 250,000 shares, respectively, of the Company’s common stock will be reserved for the award of incentive stock options (“ISO”) and non-incentive stock options (“NQSO”) to purchase shares of common stock, and under the 2011 Plan, shares of restricted stock and restricted stock units.  Each plan has been presented to and approved by the Company’s shareholders.  At March 31, 2012, there are 250,000 shares remaining that are reserved for future grants under the 2011 Plan, but no shares remaining under the 2001 Plan.   The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.  No awards of stock-based compensation were made under the 2011 Plan during the three months ended March 31, 2012.  The Company recognizes the cost of employee services received in exchange for a stock-based award based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $19 thousand and $47 thousand, respectively.  As of March 31, 2012, there was $3 thousand remaining of total unrecognized compensation cost related to non-vested stock options, which will be expensed in April 2012.

The following is a summary of stock option transactions during the three months ended March 31, 2012.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2012	119,700	$11.33
Exercised	2,635	11.35
Balance at March 31, 2012	117,065	$11.33
Exercisable at March 31, 2012	70,545	$11.32

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2012 and December 31, 2011:

Available-for-sale portfolio

March 31, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$6,028	$288	$—	$6,316	4.74%
Due after ten years	6,111	406	—	6,517	5.43%
	12,139	694	—	12,833
Small business administration:
Due after ten years	839	32	—	871	3.75%
Residential mortgage-backed debt securities	27,171	505	61	27,615	2.69%
Equity securities	300	—	—	300	—%
	$40,449	$1,231	$61	$41,619	3.41%

December 31, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$6,038	$399	$—	$6,437	4.74%
Due after ten years	6,814	415	—	7,229	5.49%
	12,852	814	—	13,666
Small business administration:
Due after ten years	889	35	—	924	3.69%
Residential mortgage-backed debt securities	21,055	481	3	21,533	2.65%
Equity securities	300	—	—	300	—%
	$35,096	$1,330	$3	$36,423	3.56%

March  31, 2012

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed debt securities	$6,183	$61	$—	$—	$6,183	$61
Total temporarily impaired securities	$6,183	$61	$—	$—	$6,183	$61

December 31, 2011

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed debt securities	$1,351	$3	$—	$—	$1,351	$3
Total temporarily impaired securities	$1,351	$3	$—	$—	$1,351	$3

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

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Federal Home Loan Bank of Atlanta	$890	$890
Federal Reserve Bank	580	580
Atlantic Central Bankers Bank	40	40
	$1,510	$1,510

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	March 31,	% of	December 31,	% of
(dollars in thousands)	2012	Loans	2011	Loans
Construction and land development	$18,360	9%	$18,996	9%
Real estate:
Commercial properties	130,347	61%	131,329	62%
Residential properties	35,986	17%	35,863	17%
Total real estate	166,333	78%	167,192	79%
Commercial and industrial	26,643	12%	24,273	11%
Consumer	1,959	1%	1,854	1%
	213,295	100%	212,315	100%
Less allowance for loan losses	(3,286)		(3,216)
Net loans	$210,009		$209,099

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2012 and 2011 are summarized as follows:

March 31, 2012

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$326	$2,064	$460	$351	$15	$3,216
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	5	—	5
Provisions	69	(22)	47	(28)	(1)	65
Ending balance	$395	$2,042	$507	$328	$14	$3,286
Ending balance: individually evaluated for impairment	$169	$81	$109	$—	$—	$359
Ending balance: collectively evaluated for impairment	$226	$1,961	$398	$328	$14	$2,927

Loans:
Ending balance	$18,360	$130,347	$35,986	$26,643	$1,959	$213,295
Ending balance: individually evaluated for impairment	$4,017	$10,026	$2,711	$4,024	$16	$20,794
Ending balance: collectively evaluated for impairment	$14,343	$120,321	$33,275	$22,619	$1,943	$192,501

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2011 is summarized as follows:

March 31, 2011

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(1)	—	—	—	—	(1)
Recoveries	—	—	—	10	—	10
Provisions	(63)	243	(76)	14	(3)	115
Ending balance	$209	$2,789	$356	$479	$9	$3,842
Ending balance: individually evaluated for impairment	$155	$1,213	$11	$206	$—	$1,585
Ending balance: collectively evaluated for impairment	$54	$1,576	$345	$273	$9	$2,257

Loans:
Ending balance	$13,892	$130,988	$35,598	$25,708	$1,580	$207,766
Ending balance: individually evaluated for impairment	$2,198	$12,454	$1,566	$4,171	$20	$20,409
Ending balance: collectively evaluated for impairment	$11,694	$118,534	$34,032	$21,537	$1,560	$187,357

Credit quality indicators as of March 31, 2012 and December 31, 2011 are as follows:

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

Commercial credit exposure - Credit risk profile by internally assigned grade

March 31, 2012

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial
Pass	$12,809	$116,800	$19,724
Special mention	1,534	4,364	2,230
Substandard	4,017	9,183	4,689
Total	$18,360	$130,347	$26,643

December 31, 2011

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial
Pass	$12,637	$116,689	$17,207
Special mention	2,087	5,434	1,129
Substandard	4,272	9,206	5,937
Total	$18,996	$131,329	$24,273

Consumer credit exposure - Credit risk profile by internally assigned grade

March 31, 2012

(dollars in thousands)	Residential Real Estate	Consumer
Pass	$33,230	$1,885
Special mention	710	—
Substandard	2,046	74
Total	$35,986	$1,959

December 31, 2011

(dollars in thousands)	Residential Real Estate	Consumer
Pass	$33,122	$1,777
Special mention	714	—
Substandard	2,027	77
Total	$35,863	$1,854

An age analysis of past due loans as of March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$—	$1,049	$1,049	$17,311	$18,360	$—
Commercial real estate	1,534	1,476	601	3,611	129,736	130,347	—
Residential real estate	—	143	—	143	35,843	35,986	—
Commercial and industrial	213	—	—	213	26,430	26,643	—
Consumer	16	1	—	17	1,942	1,959	—
Total	$1,763	$1,620	$1,650	$5,033	$208,262	$213,295	$—

December 31, 2011

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$—	$1,049	$1,049	$17,947	$18,996	$—
Commercial real estate	1,104	1,094	795	2,993	128,336	131,329	—
Residential real estate	364	49	148	561	35,302	35,863	—
Commercial and industrial	116	—	32	148	24,125	24,273	—
Consumer	2	26	—	28	1,826	1,854	—
Total	$1,586	$1,169	$2,024	$4,779	$207,536	$212,315	$—

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

The Company has not recorded any partial charge-offs for any loans in 2012, but has recorded $563 thousand in partial charge-offs in prior years that are still in the loan portfolio as of March 31, 2012.

Information on impaired loans for the three months ended March 31, 2012 and 2011 are as follows:

March 31, 2012

	As of March 31, 2012			For the three months ended March 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Construction and land development	$3,012	$3,012	$—	$2,761	$52
Commercial real estate	9,337	9,900	—	9,277	143
Residential real estate	1,960	1,960	—	1,955	22
Commercial and industrial	4,024	4,024	—	4,594	58
Consumer	16	16	—	17	—
Total with no allowance	$18,349	$18,912	$—	$18,604	$275
With an allowance recorded:
Construction and land development	$1,005	$1,005	$169	$1,388	$18
Commercial real estate	689	689	81	689	12
Residential real estate	751	751	109	471	11
Commercial and industrial	—	—	—	16	—
Total with an allowance	$2,445	$2,445	$359	2,564	$41
Grand total:
Construction and land development	$4,017	4,017	$169	$4,149	$70
Commercial real estate	10,026	10,589	81	9,966	155
Residential real estate	2,711	2,711	109	2,426	33
Commercial and industrial	4,024	4,024	—	4,610	58
Consumer	16	16	—	17	—
Grand total	$20,794	$21,357	$359	$21,168	$316

December 31, 2011

	As of December 31, 2011			For the three months ended March 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Construction and land development	$2,510	$2,510	$—	$1,936	$41
Commercial real estate	9,217	10,059	—	7,913	86
Residential real estate	1,950	1,950	—	707	—
Commercial and industrial	5,163	5,163	—	3,968	40
Consumer	17	17	—	10	—
Total with no allowance	$18,857	$19,699	$—	$14,534	$167
With an allowance recorded:
Construction and land development	$1,771	$1 ,771	$100	$365	$5
Commercial real estate	689	689	81	4,870	77
Residential real estate	191	191	46	517	8
Commercial and industrial	32	32	1	414	6
Total with an allowance	$2,683	$2,683	$228	$6,166	$96
Grand total:
Construction and land development	$4,281	$4,281	$100	$2,301	$46
Commercial real estate	9,906	10,748	81	12,783	163
Residential real estate	2,141	2,141	46	1,224	8
Commercial and industrial	5,195	5,195	1	4,382	46
Consumer	17	17	—	10	—
Grand total	$21,540	$22,382	$228	$20,700	$263

Information on performing and nonaccrual loans as of March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Impaired performing loans:
Construction and land development	$2,968	$3,232
Commercial real estate	7,153	7,022
Residential real estate	1,402	873
Commercial and industrial	3,756	4,875
Troubled debt restructurings:
Construction and land development	—	—
Commercial real estate	2,087	2,089
Residential real estate	1,117	1,120
Commercial and industrial	268	288
Consumer	16	17
Total impaired performing loans	18,767	19,516
Impaired nonperforming loans (nonaccrual):
Construction and land development	989	988
Commercial real estate	232	236
Residential real estate	192	148
Commercial and industrial	—	32
Consumer	—	—
Troubled debt restructurings:
Construction and land development	60	61
Commercial real estate	554	559
Residential real estate	—	—
Commercial and industrial	—	—
Total impaired nonperforming loans (nonaccrual):	2,027	2,024
Total impaired loans	$20,794	$21,540

Information on troubled debt restructurings for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Troubled debt restructurings:
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate	—	$—	$—	—	$—	$—
Residential real estate	—	$—	$—	—	$—	$—
Commercial and industrial	—	$—	$—	—	$—	$—
Troubled debt restructurings that subsequently defaulted:
Construction and land development	—	$—	$—	—	$—	$—
Commercial real estate	—	$—	$—	—	$—	$—
Residential real estate	—	$—	$—	—	$—	$—
Commercial and industrial	—	$—	$—	—	$—	$—

Note 6.   Deposits:

The following table provides a summary of the Company’s deposit base at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2012	2011
Noninterest-bearing demand deposits	$45,985	$43,030
Interest-bearing demand deposits:
NOW accounts	17,216	17,116
Money market accounts	80,549	72,074
Savings accounts	6,538	5,090
Certificates of deposit:
$100,000 or more	41,329	39,652
Less than $100,000	67,352	69,525
Total deposits	$258,969	$246,487

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR.  On March 15, 2011, the most recent interest reset date, the interest rate was adjusted to 2.10365% for the period ending June 15, 2012. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date.  The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.  If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At March 31, 2012 and December 31, 2011, the Company had a total of $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  This amount consists of two (2) $5.00 million borrowings with fixed interest rates of 3.29% and 3.05%, with a maturity of November 19, 2015.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Salaries	$1,052	$971
Stock-based compensation	19	47
Bonus	20	—
Deferred Personnel Costs	(23)	(26)
Payroll Taxes	98	88
Employee Insurance	84	79
Other Employee Benefits	53	63
Depreciation	93	73
Rent	97	115
Utilities	36	27
Repairs and Maintenance	59	60
ATM Expense	25	22
Other Occupancy and Equipment Expenses	52	44
Postage and Supplies	19	20
Data Processing	105	99
Advertising and Promotion	110	70
Provision for foreclosed properties	100	—
FDIC insurance	60	94
Legal	17	20
Insurance	16	21
Consulting	14	10
Courier	4	4
Audit Fees	50	48
Other	190	156
	$2,350	$2,105

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

The Company made matching contributions of $41 thousand and $48 thousand for the three months ended March 31, 2012 and 2011, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2012.

As of March 31, 2012, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2012 and December 31, 2011 are presented in the following tables.

March 31, 2012

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$31,004	12.76%	$9,715	4.00%	N/A	N/A
Bank	$30,212	12.60%	$9,595	4.00%	$14,392	6.00%

Total Capital
To Risk-Weighted Assets
Company	$34,040	14.01%	$19,431	8.00%	N/A	N/A
Bank	$33,214	13.85%	$19,189	8.00%	$23,987	10.00%

Tier 1 Capital
To Average Assets
Company	$31,004	10.48%	$11,830	4.00%	N/A	N/A
Bank	$30,212	10.31%	$11,722	4.00%	$14,653	5.00%

December 31, 2011

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$30,654	12.69%	$9,662	4.00%	N/A	N/A
Bank	$29,897	12.53%	$9,541	4.00%	$14,312	10.00

Total Capital
To Risk-Weighted Assets
Company	$33,676	13.94%	$19,323	8.00%	N/A	N/A
Bank	$32,882	13.79%	$19,083	8.00%	$23,853	10.00

Tier 1 Capital
To Average Assets
Company	$30,654	10.51%	$11,671	4.00%	N/A	N/A
Bank	$29,897	10.35%	$11,559	4.00%	$14,449	5.00

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through June 30, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2012, there have been 27,968 shares repurchased by the Company, for an aggregate expenditure totaling $342 thousand, at an average price of $12.22.

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

There were no transfers of any assets or liabilities between levels 1, 2 and 3 in the current period.

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
State and political subdivisions	$12,833	$—	$12,833	$—
Small business administration	871	—	871	—
Residential mortgage-backed debt	27,615	—	27,615	—
Equity securities	300	—	300	—
Total	$41,619	$—	$41,619	$—

December 31, 2011

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
State and political subdivisions	$13,666	$—	$13,666	$—
Small business administration	924	—	924	—
Residential mortgage-backed debt	21,533	—	21,533	—
Equity securities	300	—	300	—
Total	$36,423	$—	$36,423	$—

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$3,848	$—	$—	$3,848
Commercial real estate	9,945	—	—	9,945
Residential real estate	2,602	—	—	2,602
Commercial and industrial	4,024	—	—	4,024
Consumer	16	—	—	16
Total impaired loans	$20,435	$—	$—	$20,435
Foreclosed properties:
Commercial real estate	$2,995	$—	$—	$2,995
Residential real estate	396	$—	$—	396
Total foreclosed properties	$3,391	$—	$—	$3,391

December 31, 2011

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$4,181	$—	$—	$4,181
Commercial real estate	9,825	—	—	9,825
Residential real estate	2,095	—	—	2,095
Commercial and industrial	5,194	—	—	5,194
Consumer	17	—	—	17
Total impaired loans	$21,312	$—	$—	$21,312
Foreclosed properties:
Commercial real estate	$3,095	$—	$—	$3,095
Residential real estate	396	$—	$—	396
Total foreclosed properties	$3,491	$—	$—	3,491

Note 12.  Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
FINANCIAL ASSETS
Cash and cash equivalents	$33,271	$33,271	$33,271	$—	$—
Investment securities available for sale	41,619	41,619	—	41,619	—
Restricted stock	1,510	1,510	—	1,510	—
Net loans	210,009	205,299	—	—	205,299
Accrued interest receivable	840	840	—	—	840

FINANCIAL LIABILITIES
Deposits	$258,969	$270,674	—	—	$270,674
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,764	—	—	10,764
Junior subordinated debentures	6,186	6,186	—	—	6,186
Accrued interest payable	111	111	—	—	111

December 31, 2011
FINANCIAL ASSETS
Cash and cash equivalents	$26,848	$26,848	$26,848	$—	$—
Investment securities available for sale	36,423	36,423	—	36,423	—
Restricted stock	1,510	1,510	—	1,510	—
Net loans	209,099	206,182	—	—	206,182
Accrued interest receivable	858	858	—	—	858

FINANCIAL LIABILITIES
Deposits	$246,487	$258,232	—	—	258,232
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,788	—	—	10,788
Junior subordinated debentures	6,186	6,186	—	—	6,186
Accrued interest payable	116	116	—	—	116

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2012 and December 31, 2011:

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

Bancorp, the parent company for the Bank, its wholly-owned subsidiary, was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services, from four banking offices in the City of Frederick and one in Walkersville, Maryland.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank purchases.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  Bancorp also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties.  The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc. (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (an indirect subsidiary of Bancorp).  See Note 7 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

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

Loans

Loans increased by $980 thousand, or 0.46%, from December 31, 2011, to a balance of $213.30 million as of March 31, 2012, and by $5.53 million, or 2.66% from March 31, 2011.  Management continues to be cautious about the economy, but has adopted a strategy to increase loans and the overall balance sheet at a modestly higher pace than has been taken over the past several years.

Deposits

Deposits increased by $12.48 million, or 5.06%, from December 31, 2011 to a balance of $258.97 million as of March 31, 2012, and by $8.20 million, or 3.27% from March 31, 2011.  The balance of certificates of deposit decreased to $108.68 million as of March 31, 2012 from $109.18 million as of December 31, 2011, while noninterest-bearing demand deposits increased by $2.96 million from $43.03 million, NOW and savings accounts also increased to $23.75 million from $22.21 million, and money market accounts increased to $80.55 million from $72.07 million, between the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), since July 21, 2011 banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses.  At this time, there has been little impact from the elimination of this prohibition on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended March 31, 2012 and 2011

Net income was $370 thousand for the three months ended March 31, 2012, as compared to $336 thousand of net income for the same period in 2011.  The increase in earnings for this quarter in 2012 is primarily related to a decrease in the provision for income taxes due to higher levels of tax-exempt income in the current year.  Net interest income for the quarter ended March 31, 2012 increased (on a tax-equivalent basis) to $2.80 million from $2.68 million for the same period in 2011.  Basic earnings per share for the three months ended March 31, 2012 and 2011 were $0.24 and $0.23, respectively, and were based on weighted-average number of shares outstanding of 1,516,455 and 1,473,508, respectively.  Diluted earnings per share for the three months ended March 31, 2012 and 2011 were $0.24 and $0.22, respectively, and were based on weighted-average number of shares outstanding of 1,516,562 and 1,499,219, respectively.

The Company experienced an annualized return on average assets of 0.50% and 0.47% for the three-months ended March 31, 2012 and 2011, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.71% and 5.70% for the three-month periods ended March 31, 2012 and 2011, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended March 31,

	2012			2011
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$573	$—	—%	$1,125	$—	—%
Interest bearing deposits in other banks	25,419	15	0.24	36,002	22	0.25
Investment securities (1):
Taxable	28,948	168	2.33	25,295	172	2.76
Tax-exempt (2)	10,762	144	5.37	8,745	130	6.03
Loans (3)	212,753	3,009	5.67	207,149	3,160	6.19
Total interest-earning assets	278,455	3,336	4.81	278,316	3,484	5.08
Noninterest-earning assets	17,294			7,802
Total assets	$295,749			$286,118

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$16,131	$8	0.20%	$14,114	$10	0.29%
Savings accounts	5,366	1	0.07	4,836	1	0.08
Money market accounts	76,314	89	0.47	72,436	144	0.81
Certificates of deposit $100,000 or more	39,882	127	1.28	46,977	196	1.69
Certificates of deposit less than $100,000	68,257	176	1.03	67,835	272	1.63
Short-term borrowings	2,700	20	2.97	300	4	5.41
Long-term borrowings	10,000	80	3.21	10,000	79	3.20
Junior subordinated debentures	6,186	34	2.20	6,186	101	6.62
Total interest-bearing liabilities	224,836	535	0.95	222,684	807	1.47
Noninterest-bearing deposits	43,999			39,181
Noninterest-bearing liabilities	983			685
Total liabilities	269,818			262,550
Total shareholders’ equity	25,931			23,568
Total liabilities and shareholders’ equity	$295,749			$286,118
Net interest income		$2,801			$2,677
Net interest spread			3.86%			3.61%
Net interest margin			4.03%			3.90%

(1)          Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)   Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $49 thousand in 2012 and $44 thousand in 2011 are included in the calculation of the tax-exempt investment interest income.

(3)          Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $31 thousand in 2012 and $32 thousand in 2011 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $9 thousand in 2012 and expense of $13 thousand in 2011.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended March 31, 2012 compared to 2011
(dollars in thousands)	Increase (decrease) Due to		Net increase
	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Interest on federal funds sold	$—	$—	$—
Interest-bearing deposits in other banks	(7)	—	(7)
Investment securities:
Taxable	25	(29)	(4)
Tax-exempt	30	(16)	14
Loans	87	(238)	(151)
Total interest income	135	(283)	(148)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	(2)	(2)
Money market accounts	8	(63)	(55)
Certificates of deposit $100,000 or more	(30)	(39)	(69)
Certificates of deposit less than $100,000	2	(98)	(96)
Short-term borrowings	32	(16)	16
Long-term borrowings	—	1	1
Junior subordinated debentures	—	(67)	(67)
Total interest expense	12	(284)	(272)
Net interest income	$123	$1	$124

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

Three Months Ended March 31, 2012 and 2011

Net interest income (on a taxable-equivalent basis) was $2.80 million in 2012 and $2.68 million in 2011.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and junior subordinated debentures, which was partially offset by the lower yields earned on loans.  Average earning assets increased by $139 thousand, or 0.05%, since March 31, 2011.  The yield on earning assets in 2012 decreased by 27 basis points to 4.81% from 5.08% in 2011.  The decrease of 52 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on certificates of deposit and money market accounts, along with lower rates paid on the junior subordinated debentures.  The Company’s net interest margin was 4.03% and 3.90%, and the net interest spread was 3.86% and 3.61%, for the three-month periods ended March 31, 2012 and 2011, respectively.

Interest expense decreased 33.71% from $807 thousand in 2011 to $535 thousand in 2012 due to the reduced rates paid on interest-bearing liabilities, which decreased to 0.95% in 2012 from 1.47% in 2011 primarily as a result in declines in rates on certificates of deposit and money market accounts.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Noninterest Income

Noninterest income was $202 thousand and $130 thousand for the three months ended March 31, 2012 and 2011, respectively.  There were no gains on sale of securities for the three months ended March 31, 2012, while there were only $3 thousand for the same period in 2011.  The bank owned life insurance purchased in May 2011 generated $40 thousand of income for the three months ended March 31, 2012.

Noninterest Expense

Noninterest expense amounted to $2.35 million and $2.11 million for the three-month periods ended March 31, 2012 and 2011, respectively.  The primary increase in noninterest expense for the three-month periods in 2012 compared to 2011 relates to an increase in foreclosure expenses of $100 thousand, $81 thousand in salaries expense and $40 thousand for advertising.

Income Taxes

During the three months ended March 31, 2012, the Company incurred an income tax expense of $138 thousand compared to $175 thousand during the same period in 2011.  The effective tax rates for the three-month periods in 2012 and 2011 were 27.17% and 34.25%, respectively.  The decrease in income tax expense in 2012 is due to the larger proportion of tax-exempt income, which includes income from municipal securities and bank owned life insurance, to taxable income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(107.90) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2012, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2012.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis
March 31, 2012

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Interest-bearing deposits in other banks	$30,744	$—	$—	$—	$30,744
Investment securities(1)	951	7,572	13,908	18,888	41,319
Loans	82,272	55,318	55,747	19,958	213,295
Total interest-earning assets	113,967	62,890	69,655	38,846	285,358

Liabilities
Savings and NOW accounts	1,188	2,375	2,375	17,816	23,754
Money Market accounts	4,036	8,072	8,072	60,369	80,549
Certificates of deposit	57,900	32,388	18,393	—	108,681
Short-term borrowings	2,700	—	—	—	2,700
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186
Total interest-bearing liabilities	72,010	42,835	38,840	78,185	231,870
Interest rate sensitivity gap	$41,957	$20,055	$30,815	$(39,339)	$53,488
Cumulative interest rate sensitivity gap	$41,957	$62,012	$92,827	$53,488
Cumulative gap ratio as a percentage of total assets	13.77%	20.35%	30.47%	17.56%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 100, 200, 300 and 400 basis points or a decrease for the same amounts, but not below zero.  The results show that with a rise in the prime interest rate the Company’s net interest income would increase by 0.33% for 100 basis points, but decrease by 1.25%, 2.83% and 3.96% for 200, 300 and 400 basis points, respectively.  A decrease in the prime interest rate of 100 basis points or more was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three-month periods ended March 31, 2012 and 2011 was $65 thousand and $115 thousand, respectively.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At March 31, 2012 and December 31, 2011, the allowance for loan losses was $3.29 million and $3.22 million, respectively.  The change in the allowance from December 31, 2011 reflects the provision of $65 thousand plus recoveries of $5 thousand, which included no charge-offs, as compared to a provision of $115 thousand plus net recoveries of $9 thousand, consisting of $1 thousand in charge-offs and $10 thousand in recoveries in the same period of 2011.  The $10 thousand of recoveries in 2011 is as a result of one (1) commercial and industrial loan relationship.

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

Management believes that the allowance for loan losses is adequate at March 31, 2012.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of March 31, 2012 and December 31, 2011, the real estate loan portfolio constituted 87% of the total loan portfolio.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $11.04 million of at March 31, 2012.

	Three Months Ended
(dollars in thousands)	March 31, 2012	March 31, 2011
Average total loans outstanding during period	$212,753	$207,149
Balance at beginning of period	$3,216	$3,718
Recoveries — commercial and industrial	5	10
Total recoveries	5	10
Charge-offs — construction and land development	—	(1)
Total charge-offs	—	(1)
Net recoveries (charge-offs)	5	9
Provision charged to operating expenses	65	115
Balance at end of period	$3,286	$3,842
Ratios of net charge-offs to average loans	0.00%	0.00%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	March 31,		December 31,
Allocation of Allowance for Loan Losses (dollars in thousands)	2012	% of Loans	2011	% of Loans
Construction and land development	$395	8%	$326	9%
Real estate - mortgage loans:
Commercial real estate	2,042	62%	2,064	62%
Residential real estate	507	17%	460	17%
Total mortgage loans	2,549	79%	2,524	79%
Commercial and industrial	328	12%	351	11%
Consumer	14	1%	15	1%
	$3,286	100%	$3,216	100%

	March 31,	December 31,
(dollars in thousands)	2012	2011
Nonperforming loans:
Construction and land development	$1,049	$1,049
Commercial real estate	786	795
Residential real estate	192	148
Commercial and industrial	—	32
Total nonperforming loans	2,027	2,024
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	2,027	2,024
Foreclosed properties:
Foreclosed properties — commercial real estate	2,995	3,095
Foreclosed properties — residential real estate	396	396
Total foreclosed properties	3,391	3,491
Total nonperforming assets	$5,418	$5,515
Nonperforming assets to total assets	1.78%	1.89%

There were no other interest-bearing assets at March 31, 2012 or December 31, 2011 classified as past due 90 days or more and still accruing, problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Impaired loans with no allowance:
Construction and land development	$3,012	$2,510
Commercial real estate	9,337	9,217
Residential real estate	1,960	1,950
Commercial and industrial	4,024	5,163
Consumer	16	17
Total impaired loans with no allowance	$18,349	$18,857
Impaired loans with allowance:
Construction and land development	$1,005	$1,771
Commercial real estate	689	689
Residential real estate	751	191
Commercial and industrial	—	32
Total impaired loans with allowance	$2,445	$2,683
Specific allocation of allowance	$359	$228

	March 31,	December 31,
(dollars in thousands)	2012	2011
Impaired performing loans:
Construction and land development	$2,968	$3,232
Commercial real estate	7,153	7,022
Residential real estate	1,402	873
Commercial and industrial	3,756	4,875
Consumer	—	—
Troubled debt restructurings:
Construction and land development	—	—
Commercial real estate	2,087	2,089
Residential real estate	1,117	1,120
Commercial and industrial	268	288
Consumer	16	17
Total impaired performing loans	$18,767	$19,516

Impaired nonperforming loans (nonaccrual):
Construction and land development	$989	$988
Commercial real estate	232	236
Residential real estate	192	148
Commercial and industrial	—	32
Troubled debt restructurings:
Construction and land development	60	61
Commercial real estate	554	559
Residential real estate	—	—
Commercial and industrial	—	—
Consumer	—	—
Total impaired nonperforming loans	$2,027	$2,024
Total impaired loans	$20,794	$21,540

At March 31, 2012, there were $18.35 million of impaired loans with no specific reserves that consisted of four (4) construction and land development loans in the aggregate amount to $3.01 million, eighteen (18) commercial real estate loans in the aggregate amount of $9.34 million, ten (10) residential real estate loans in the amount of $1.96 million, twelve (12) commercial and industrial loans totaling $4.02 million and one (1) consumer loan in the amount of $16 thousand.  By comparison, at December 31, 2011 there were $18.86 million of impaired loans which required no specific reserves consisting of four (4) construction and land development loans in the aggregate amount to $2.51 million, fifteen (15) commercial real estate loans in the aggregate amount of $9.22 million, eight (8) residential real estate loans for $1.95 million, ten (10) commercial and industrial loans totaling $5.16 million and one (1) consumer loan for $17 thousand.  In addition at March 31, 2012, there were $2.45 million of impaired loans, which required specific reserves totaling $359 thousand, that consisted of three (3) construction and land development loans for $1.01 million thousand, four (4) commercial real estate loans in the aggregate amount of $689 million and three (3) residential real estate loan for $751 thousand, compared to $2.68 million of impaired loans, which required specific reserves totaling $228 thousand, that consisted of four (4) construction and land development loans for $1.77 million, four (4) commercial real estate loans in the aggregate amount of $689 thousand, one (1) residential real estate loan for $191 thousand and one (1) commercial and industrial loan totaling $32 thousand at December 31, 2011.  All of the impaired loan relationships discussed are in different types of businesses.

There are no loans that had a specific allowance as of December 31, 2011 that are still in the Company’s loan portfolio as of March 31, 2012 where the specific allowance has been reduced or eliminated.

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

The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower’s situation and the causes of the weakness in the individual loan.  To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan.  During the first three months of 2012, the Company has not made any concessions on any residential mortgage loans.

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $4.10 million as of March 31, 2012.  These included loans converted to interest only periods for six to twelve months in the amount of $1.80 million, reduced interest rates on loans in the amount of $954 thousand, and loans that have been re-amortized in the amount of $1.35 million.  These loans have specific reserves of $63 thousand based on the collateral value.

As noted above the Company does not have a formal modification program and it does not have any loans as of March 31, 2012 that had been modified and then subsequently re-defaulted.

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

The Company has not recorded any partial charge-offs for any loans in 2012, but has recorded $563 thousand in partial charge-offs in prior years that are still in the loan portfolio as of March 31, 2012.

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

Commitments to extend credit and standby letters of credit were as follows:

March 31,
2012
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$28,509
Standby letters of credit	2,045
Total	$30,554

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities that can be recognized as capital for regulatory purposes.  The interest rate on the trust preferred securities and underlying subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly to 163 basis points over three-month LIBOR.  On March 15, 2011, the most recent interest reset date, the interest rate was adjusted to 2.10365% for the period ending June 15, 2012.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with no outstanding balance as of March 31, 2012 or December 31, 2011.  This facility matures on July 22, 2012, has a floating interest rate equal to the Wall Street Journal prime rate, subject to a minimum rate of 3.75%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Company also has an unsecured borrowing arrangement with an unaffiliated third party in the amount of $2.7 million as of March 31, 2012.  This facility was initiated on July 12, 2011 and matures on July 12, 2012, at a fixed rate of 3.00%, and requires quarterly interest payments only. The Bank expects to have these credit facilities renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of March 31, 2012 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2012, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 26, 2007, the Company authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million, through March 31, 2012, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2012, there have been 27,968 shares repurchased by the Company, for an aggregate expenditure totaling $342 thousand, at an average price of $12.22 per share.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 27.

Item 4.    Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.  Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2012	0	N/A	0	0
February 1-29, 2012	0	N/A	0	0
March 1-31, 2012	0	N/A	0	118,032	(2)

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

Item 4.    Mine Safety Disclosures.  None

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011and (iv) the Notes to the Consolidated Financial Statements

(1)          Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission.

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

FREDERICK COUNTY BANCORP, INC.

Date: May 10, 2012	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operating Officer