Form 10-Q
period 2012-06-30
FREDERICK COUNTY BANCORP INC
filed 2012-08-01
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,510,574  shares of Common Stock outstanding as of July 31, 2012.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$2,158	$1,680
Federal funds sold	—	1,105
Interest-bearing deposits in other banks	28,748	24,063
Cash and cash equivalents	30,906	26,848
Investment securities available-for-sale at fair value	43,870	36,423
Restricted stock	1,505	1,510
Loans	221,729	212,315
Less: Allowance for loan losses	(3,202)	(3,216)
Net loans	218,527	209,099
Bank premises and equipment	6,797	6,459
Bank owned life insurance	4,680	4,601
Foreclosed properties	2,539	3,491
Other assets	3,419	3,581
Total assets	$312,243	$292,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$52,758	$43,030
Interest-bearing deposits	213,019	203,457
Total deposits	265,777	246,487
Short-term borrowings	2,700	2,700
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,402	1,182
Total liabilities	286,065	266,555

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,517,224 and 1,514,314 shares issued and outstanding	15	15
Additional paid-in capital	15,735	15,621
Retained earnings	9,683	9,018
Accumulated other comprehensive income	745	803
Total shareholders’ equity	26,178	25,457
Total liabilities and shareholders’ equity	$312,243	$292,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income:
Interest and fees on loans	$2,945	$3,051	$5,923	$6,179
Interest and dividends on investment securities:
Interest — taxable	174	189	329	349
Interest — tax exempt	96	158	191	244
Dividends	12	13	25	25
Interest on federal funds sold	—	1	—	1
Other interest income	15	16	30	38
Total interest income	3,242	3,428	6,498	6,836
Interest expense:
Interest on deposits	383	619	784	1,242
Interest on short-term borrowings	21	7	41	11
Interest on long-term borrowings	80	80	160	159
Interest on junior subordinated debentures	33	101	67	202
Total interest expense	517	807	1,052	1,614
Net interest income	2,725	2,621	5,446	5,222
Provision for loan losses	—	500	65	615
Net interest income after provision for loan losses	2,725	2,121	5,381	4,607
Noninterest income:
Gain on sale of securities	220	—	220	3
Loss on sale of foreclosed properties	(82)	—	(82)	—
Bank owned life insurance income	39	20	79	20
Service fees	90	74	167	153
Other operating income	86	55	171	103
Total noninterest income	353	149	555	279
Noninterest expense:
Salaries and employee benefits	1,310	1,227	2,613	2,449
Occupancy and equipment expenses	348	323	710	664
Other operating expenses	744	520	1,429	1,062
Total noninterest expense	2,402	2,070	4,752	4,175
Income before provision for income taxes	676	200	1,184	711
Provision for income tax expense	228	12	366	187
Net income	$448	$188	$818	$524
Basic earnings per share	$0.30	$0.13	$0.54	$0.36
Diluted earnings per share	$0.30	$0.12	$0.54	$0.35
Basic weighted average number of shares outstanding	1,517,127	1,477,477	1,516,786	1,475,504
Diluted weighted average number of shares outstanding	1,517,261	1,523,328	1,516,912	1,511,656
Dividends declared per share	$0.05	$0.10	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011
Net income	$448	$188
Changes in net unrealized gains on securities available for sale, net of income taxes of $110 in 2012 and $322 in 2011	169	493
Reclassification adjustment for gains realized, net of income taxes of $87 in 2012 and $0 in 2011	(133)	—
Total comprehensive income	$484	$681

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011
Net income	$818	$524
Changes in net unrealized gains on securities available for sale, net of income taxes of $49 in 2012 and $344 in 2011	75	528
Reclassification adjustment for gains realized, net of income taxes of $87 in 2012 and $1 in 2011	(133)	(2)
Total comprehensive income	$760	$1,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended June 30,

(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2011	1,469,364	$15	$15,069	$8,142	$(31)	$23,195
Comprehensive income				524	526	1,050
Dividends paid on common stock				(148)		(148)
Shares repurchased	(7,850)		(105)			(105)
Shares issued under stock option transactions	16,840		169			169
Compensation expense from stock option transactions			70			70
Excess tax benefit from equity-based awards			30			30
Balance, June 30, 2011	1,478,354	$15	$15,233	$8,518	$495	$24,261
Balance, January 1, 2012	1,514,314	$15	$15,621	$9,018	$803	$25,457
Comprehensive income				818	(58)	760
Dividends paid on common stock				(153)		(153)
Shares issued under stock option transactions	2,910		33			33
Compensation expense from stock option transactions			75			75
Excess tax benefit from stock-based awards			6			6
Balance, June 30, 2012	1,517,224	$15	$15,735	$9,683	$745	$26,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$818	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	143
Deferred income taxes	143	47
Provision for loan losses	65	615
Gain on sale of securities	(220)	(3)
Net premium amortization on investment securities	222	156
Bank owned life insurance income	(79)	(20)
Loss on sale of foreclosed properties	82	—
Stock-based compensation expense	75	70
Provision for foreclosed properties	225	—
Excess tax benefit from stock-based awards	(6)	(30)
Decrease (increase) in accrued interest and other assets	25	(30)
Increase (decrease) in accrued interest and other liabilities	259	(12)
Net cash provided by operating activities	1,796	1,460
Cash flows from investing activities:
Purchases of investment securities available for sale	(19,275)	(18,000)
Proceeds from sales of investment securities available for sale	7,576	1,274
Proceeds from maturities, prepayments and calls investment securities available for sale	4,153	2,540
Redemption of restricted stock	5	8
Net increase in loans	(9,493)	(6,739)
Purchase of bank owned life insurance	—	(4,500)
Purchases of bank premises and equipment	(525)	(1,078)
Proceeds from sale of foreclosed properties	645	—
Net cash used in investing activities	(16,914)	(26,495)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	20,094	6,985
Net (decrease) increase in time deposits	(804)	7,666
Net increase in short-term borrowings	—	2,350
Proceeds from issuance of common stock	33	169
Repurchase common stock	—	(105)
Dividends paid on common stock	(153)	(148)
Excess tax benefit from stock-based awards	6	30
Net cash provided by financing activities	19,176	16,947
Net increase (decrease) in cash and cash equivalents	4,058	(8,088)
Cash and cash equivalents — beginning of period	26,848	42,065
Cash and cash equivalents — end of period	$30,906	$33,977
Supplemental cash flow disclosures:
Interest paid	$1,061	$1,618
Income taxes paid	$73	$522
Transfer of loans to foreclosed properties	$—	$1,950

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that pertain to the Company’s consolidated financial statements.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$448	$188	$818	$524
Basic earnings per share	$0.30	$0.13	$0.54	$0.36
Diluted earnings per share	$0.30	$0.12	$0.54	$0.35
Basic weighted average number of shares outstanding	1,517,127	1,477,477	1,516,786	1,475,504
Effect of dilutive securities — stock options	134	45,851	126	36,152
Diluted weighted average number of shares outstanding	1,517,261	1,523,328	1,516,912	1,511,656
Anti-dilutive securities outstanding	147,509	—	129,222	—

Note 3.  Stock-Based Compensation Plans:

The Company’s 2001 Stock Option Plan (“2001 Plan”) and 2011 Stock Incentive Plan (“2011 Plan”) provide that 260,000 shares and 250,000 shares, respectively, of the Company’s common stock will be reserved for the award of incentive stock options (“ISO”) and non-incentive stock options (“NQSO”) to purchase shares of common stock, and under the 2011 Plan, shares of restricted stock and restricted stock units.  Each plan has been presented to and approved by the Company’s shareholders.  At June 30, 2012, there are

200,000 shares remaining that are reserved for future grants under the 2011 Plan, but no shares remaining under the 2001 Plan.  The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.  There were awards of stock-based compensation with respect to 50,000 shares of common stock made under the 2011 Plan during the six months ended June 30, 2012.  The Company recognizes the cost of employee services received in exchange for a stock-based award based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense for the three and six months ended June 30, 2012 was $56 thousand and $75 thousand, respectively, compared to $23 thousand and $70 thousand, respectively, for the same periods in 2011.  As of June 30, 2012, there was $79 thousand of unrecognized compensation cost related to non-vested stock options that will be expensed over the period ending April 30, 2014.

The following is a summary of stock option transactions during the three months ended June 30, 2012.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2012	120,500	$11.34
Exercised	(2,910)	11.35
Terminated	(9,900)	11.35
Granted	50,000	11.10
Balance at June 30, 2012	157,690	$11.26
Exercisable at June 30, 2012	122,690	$11.30

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at June 30, 2012 and December 31, 2011:

Available-for-sale portfolio

June 30, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$7,236	$381	$14	$7,603	4.33%
Due after ten years	7,604	540	28	8,116	5.04%
	14,840	921	42	15,719
Small business administration:
Due after ten years	1,844	47	—	1,891	2.94%
Residential mortgage-backed debt securities	25,656	342	38	25,960	2.42%
Equity securities	300	—	—	300	—%
	$42,640	$1,310	$80	$43,870	3.22%

December 31, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$6,038	$399	$—	$6,437	4.74%
Due after ten years	6,814	415	—	7,229	5.49%
	12,852	814	—	13,666
Small business administration:
Due after ten years	889	35	—	924	3.69%
Residential mortgage-backed debt securities	21,055	481	3	21,533	2.65%
Equity securities	300	—	—	300	—%
	$35,096	$1,330	$3	$36,423	3.56%

June 30, 2012

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$2,673	$42	$—	$—	$2,673	$42
Residential mortgage-backed debt securities	3,974	38	—	—	3,974	38
Total temporarily impaired securities	$6,647	$80	$—	$—	$6,647	$80

December 31, 2011

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed debt securities	$1,351	$3	$—	$—	$1,351	$3
Total temporarily impaired securities	$1,351	$3	$—	$—	$1,351	$3

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include: (1) duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers; and (3) the structure of the security. An impairment loss on a debt security is recognized in earnings only when: (1) we intend to sell the debt security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security.  In situations where we intend to sell or when it is more likely than not that we will be required to sell the security, the entire impairment loss must be recognized in earnings.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  Credit loss is determined by calculating the present value of future cash flows of the security compared to the amortized cost of the security.  Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings and determined using the amortized cost of the specific security sold.

Restricted Stock

The following table shows the amounts of restricted stock as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(dollars in thousands)	2012	2011
Federal Home Loan Bank of Atlanta	$885	$890
Federal Reserve Bank	580	580
Atlantic Central Bankers Bank	40	40
	$1,505	$1,510

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	June 30,	% of	December 31,	% of
(dollars in thousands)	2012	Loans	2011	Loans
Construction and land development	$19,079	8%	$18,996	9%
Real estate:
Commercial real estate mortgage	132,346	60%	131,329	62%
Residential real estate mortgage	38,103	17%	35,863	17%
Total construction and real estate mortgage	170,449	77%	167,192	79%
Commercial and industrial	30,420	14%	24,273	11%
Consumer	1,781	1%	1,854	1%
	221,729	100%	212,315	100%
Less allowance for loan losses	(3,202)		(3,216)
Net loans	$218,527		$209,099

The allowance for loan losses and recorded investment in loans for the three and six month periods ended June 30, 2012 and 2011 are summarized as follows:

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Three months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$395	$2,042	$507	$351	$15	$3,216
Charge-offs	(37)	—	(47)	—	(4)	(88)
Recoveries	—	—	1	3	—	4
Provisions	(23)	(101)	60	62	2	—
Ending balance	$335	$1,941	$521	$393	$12	$3,202
Six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$326	$2,064	$460	$351	$15	$3,216
Charge-offs	(37)	—	(47)	—	(4)	(88)
Recoveries	—	—	1	8	—	9
Provisions	46	(123)	107	34	1	65
Ending balance	$335	$1,941	$521	$393	$12	$3,202
As of June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$120	$76	$114	$—	$—	$310
Collectively evaluated for impairment	215	1,865	407	393	12	2,892
Ending balance	$335	$1,941	$521	$393	$12	$3,202
Loans:
Individually evaluated for impairment	$3,880	$8,548	$1,705	$1,748	$15	$15,896
Collectively evaluated for impairment	15,199	123,798	36,398	28,672	1,766	205,833
Ending balance	$19,079	$132,346	$38,103	$30,420	$1,781	$221,729

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Three months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$209	$2,789	$356	$479	$9	$3,842
Charge-offs	(1)	(590)	—	(148)	—	(739)
Recoveries	—	—	—	11	1	12
Provisions	29	429	39	4	(1)	500
Ending balance	$237	$2,628	$395	$346	$9	$3,615
Six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(2)	(590)	—	(148)	—	(740)
Recoveries	—	—	—	21	1	22
Provisions	(34)	672	(37)	18	(4)	615
Ending balance	$237	$2,628	$395	$346	$9	$3,615
As of June 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$226	$895	$11	$52	$—	$1,184
Collectively evaluated for impairment	11	1,733	384	294	9	2,431
Ending balance	$237	$2,628	$395	$346	$9	$3,615
Loans:
Individually evaluated for impairment	$2,059	$16,214	$1,925	$4,458	$19	$24,675
Collectively evaluated for impairment	14,510	117,317	34,069	21,191	1,696	188,783
Ending balance	$16,569	$133,531	$35,994	$25,649	$1,715	$213,458

Credit quality indicators as of June 30, 2012 and December 31, 2011 are as follows:

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

Credit exposure - Credit risk profile by internally assigned grade

June 30, 2012

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer
Pass	$13,207	$119,395	$22,463	$35,288	$1,759
Special mention	1,924	4,403	5,565	663	—
Substandard	3,948	8,548	2,392	2,152	22
Total	$19,079	$132,346	$30,420	$38,103	$1,781

December 31, 2011

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer
Pass	$12,637	$116,689	$17,207	$33,122	$1,777
Special mention	2,087	5,434	1,129	714	—
Substandard	4,272	9,206	5,937	2,027	77
Total	$18,996	$131,329	$24,273	$35,863	$1,854

An age analysis of past due loans as of June 30, 2012 and 2011 are as follows:

June 30, 2012

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$50	$—	$915	$965	$18,114	$19,079	$—
Commercial real estate	921	904	1,157	2,982	129,364	132,346	—
Residential real estate	385	—	—	385	37,718	38,103	—
Commercial and industrial	2	—	—	2	30,418	30,420	—
Consumer	42	8	—	50	1,731	1,781	—
Total	$1,400	$912	$2,072	$4,384	$217,345	$221,729	$—

December 31, 2011

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$—	$1,049	$1,049	$17,947	$18,996	$—
Commercial real estate	1,104	1,094	795	2,993	128,336	131,329	—
Residential real estate	364	49	148	561	35,302	35,863	—
Commercial and industrial	116	—	32	148	24,125	24,273	—
Consumer	2	26	—	28	1,826	1,854	—
Total	$1,586	$1,169	$2,024	$4,779	$207,536	$212,315	$—

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

The Company has not recorded any partial charge-offs for any loans in 2012, but has recorded $563 thousand in partial charge-offs in prior years on loans that are still in the loan portfolio as of June 30, 2012.

Information on impaired loans for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the three months Ended June 30, 2012		For the six months Ended June 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Construction and land development	$3,019	$53	$2,849	$105
Commercial real estate	8,601	115	8,806	277
Residential real estate	1,390	35	1,577	57
Commercial and industrial	2,886	—	3,645	39
Consumer	16	1	16	1
Total with no allowance	$15,912	$204	$16,893	$479
With an allowance recorded:
Construction and land development	$930	$11	$1,210	$29
Commercial real estate	687	12	687	24
Residential real estate	818	15	609	26
Commercial and industrial	—	—	11	—
Total with an allowance	$2,435	$38	$2,517	$79
Grand total:
Construction and land development	$3,949	$64	$4,059	$134
Commercial real estate	9,288	127	9,493	301
Residential real estate	2,208	50	2,186	83
Commercial and industrial	2,886	—	3,656	39
Consumer	16	1	16	1
Grand total	$18,347	$242	$19,410	$558

	For the three months Ended June 30, 2011		For the six months Ended June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Construction and land development	$1,833	$123	$1,901	$164
Commercial real estate	9,910	239	9,398	325
Residential real estate	1,229	42	940	42
Commercial and industrial	3,984	51	4,049	97
Consumer	20	—	13	—
Total with no allowance	$16,976	$455	$16,301	$628
With an allowance recorded:
Construction and land development	$296	$28	$319	$33
Commercial real estate	4,424	13	4,528	90
Residential real estate	517	14	517	22
Commercial and industrial	331	—	358	—
Total with an allowance	$5,568	$55	$5,722	$145
Grand total:
Construction and land development	$2,129	$151	$2,220	$197
Commercial real estate	14,334	252	13,926	415
Residential real estate	1,746	56	1,457	64
Commercial and industrial	4,315	51	4,407	97
Consumer	20	—	13	—
Grand total	$22,544	$510	$22,023	$773

	As of June 30, 2012			As of December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Construction and land development	$3,025	$3,025	$—	$2,510	$2,510	$—
Commercial real estate	7,864	8,427	—	9,217	10,059	—
Residential real estate	820	820	—	1,950	1,950	—
Commercial and industrial	1,748	1,748	—	5,163	5,163	—
Consumer	15	15	—	17	17	—
Total with no allowance	$13,472	$14,035	$—	$18,857	$19,699	$—
With an allowance recorded:
Construction and land development	$855	$855	$120	$1,771	$1,771	$100
Commercial real estate	684	684	76	689	689	81
Residential real estate	885	885	114	191	191	46
Commercial and industrial	—	—	—	32	32	1
Total with an allowance	$2,424	$2,424	$310	$2,683	$2,683	$228
Grand total:
Construction and land development	$3,880	$3,880	$120	$4,281	$4,281	$100
Commercial real estate	8,548	9,111	76	9,906	10,748	81
Residential real estate	1,705	1,705	114	2,141	2,141	46
Commercial and industrial	1,748	1,748	—	5,195	5,195	1
Consumer	15	15	—	17	17	—
Grand total	$15,896	$16,459	$310	$21,540	$22,382	$228

Information on performing and nonaccrual loans as of June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
(dollars in thousands)	2012	2011
Impaired performing loans:
Construction and land development	$2,965	$3,232
Commercial real estate	5,320	7,022
Residential real estate	497	873
Commercial and industrial	1,500	4,875
Troubled debt restructurings:
Commercial real estate	726	2,089
Residential real estate	1,068	1,120
Commercial and industrial	248	288
Consumer	15	17
Total impaired performing loans	12,339	19,516
Impaired nonperforming loans (nonaccrual):
Construction and land development	855	988
Commercial real estate	984	426
Residential real estate	140	148
Commercial and industrial	—	32
Troubled debt restructurings:
Construction and land development	60	61
Commercial real estate	1,518	369
Total impaired nonperforming loans (nonaccrual):	3,557	2,024
Total impaired loans	$15,896	$21,540

There were no additional loans classified as troubled debt restructurings during the six months ended June 30, 2012 or 2011.  In addition, there were no loans that had been modified and subsequently re-defaulted as of June 30, 2012; however, there were $178 thousand of loans that had re-defaulted as of June 30, 2011.

Note 6.  Deposits:

The following table provides a summary of the Company’s deposit base at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2012	2011
Noninterest-bearing demand deposits	$52,758	$43,030
Interest-bearing demand deposits:
NOW accounts	19,618	17,116
Money market accounts	78,324	72,074
Savings accounts	6,704	5,090
Certificates of deposit:
$100,000 or more	43,115	39,652
Less than $100,000	65,258	69,525
Total deposits	$265,777	$246,487

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR.  On June 15, 2012, the most recent interest reset date, the interest rate was adjusted to 2.09785% for the period ending September 15, 2012. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date.  The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.  If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At June 30, 2012 and December 31, 2011, the Company had a total of $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  This amount consists of two (2) $5.00 million borrowings with fixed interest rates of 3.29% and 3.05%, with a maturity of November 19, 2015.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011

Salaries	$1,075	$1,021	$2,127	$1,992
Stock-based compensation	56	23	75	70
Bonus	10	—	30	—
Deferred Personnel Costs	(44)	(31)	(67)	(57)
Payroll Taxes	79	72	177	160
Employee Insurance	84	85	168	164
Other Employee Benefits	50	57	103	120
Depreciation	94	70	187	143
Rent	97	102	194	217
Utilities	28	27	64	54
Repairs and Maintenance	56	54	115	114
ATM Expense	31	23	56	45
Other Occupancy and Equipment Expenses	42	47	94	91
Postage and Supplies	17	19	36	39
Data Processing	127	100	232	199
Advertising and Promotion	137	59	247	129
Provision for foreclosed properties	125	—	225	—
FDIC insurance	60	95	120	189
Legal	9	17	26	37
Insurance	17	9	33	30
Consulting	12	2	26	12
Courier	4	4	8	8
Audit Fees	49	48	99	96
Other	187	167	377	323
	$2,402	$2,070	$4,752	$4,175

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

The Company made matching contributions of $40 thousand and $81 thousand for the three and six months ended June 30, 2012, respectively, compared to $48 thousand and $96 thousand for the same periods in 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2012.

As of June 30, 2012, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at June 30, 2012 and December 31, 2011 are presented in the following tables.

June 30, 2012

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$31,433	12.51%	$10,049	4.00%	N/A	N/A
Bank	$30,662	12.33%	$9,949	4.00%	$14,924	6.00%
Total Capital
To Risk-Weighted Assets
Company	$34,574	13.76%	$20,098	8.00%	N/A	N/A
Bank	$33,722	13.58%	$19,898	8.00%	$24,873	10.00%
Tier 1 Capital
To Average Assets
Company	$31,433	10.27%	$12,238	4.00%	N/A	N/A
Bank	$30,662	10.11%	$12,137	4.00%	$15,172	5.00%

December 31, 2011

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$33,676	13.94%	$19,323	8.00%	N/A	N/A
Bank	$32,882	13.79%	$19,083	8.00%	$23,853	10.00%
Total Capital
To Risk-Weighted Assets
Company	$30,654	12.69%	$9,662	4.00%	N/A	N/A
Bank	$29,897	12.53%	$9,541	4.00%	$14,312	6.00%
Tier 1 Capital
To Average Assets
Company	$30,654	10.51%	$11,671	4.00%	N/A	N/A
Bank	$29,897	10.35%	$11,559	4.00%	$14,449	5.00%

On June 25, 2012, the Company authorized the repurchase of up to 300,000 shares of its common stock, for an aggregate expenditure of not more than $5.0 million, through June 30, 2017, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2012, there have been no shares repurchased by the Company.  The Company’s prior repurchase program expired as of June 30, 2012 and had authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million.  As of June 30, 2012 under the prior repurchase plan the Company had repurchased 27,986 shares totaling $342 thousand at an average price of $12.22.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
State and political subdivisions	$15,719	$—	$15,719	$—
Small business administration	1,891	—	1,891	—
Residential mortgage-backed debt	25,960	—	25,960	—
Equity securities	300	—	300	—
Total	$43,870	$—	$43,870	$—

December 31, 2011

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
State and political subdivisions	$13,666	$—	$13,666	$—
Small business administration	924	—	924	—
Residential mortgage-backed debt	21,533	—	21,533	—
Equity securities	300	—	300	—
Total	$36,423	$—	$36,423	$—

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$3,760	$—	$—	$3,760
Commercial real estate	8,472	—	—	8,472
Residential real estate	1,591	—	—	1,591
Commercial and industrial	1,748	—	—	1,748
Consumer	15	—	—	15
Total impaired loans	$15,586	$—	$—	$15,586
Foreclosed properties:
Commercial real estate	$2,539	$—	$—	$2,539
Total foreclosed properties	$2,539	$—	$—	$2,539

December 31, 2011

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$4,181	$—	$—	$4,181
Commercial real estate	9,825	—	—	9,825
Residential real estate	2,095	—	—	2,095
Commercial and industrial	5,194	—	—	5,194
Consumer	17	—	—	17
Total impaired loans	$21,312	$—	$—	$21,312
Foreclosed properties:
Commercial real estate	$3,095	$—	$—	$3,095
Residential real estate	396	$—	$—	396
Total foreclosed properties	$3,491	$—	$—	3,491

Note 12.  Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
FINANCIAL ASSETS
Cash and cash equivalents	$30,906	$30,906	$30,906	$—	$—
Investment securities available for sale	43,870	43,870	—	43,870	—
Restricted stock	1,505	1,505	—	1,505	—
Net loans	218,527	225,675	—	—	225,675

FINANCIAL LIABILITIES
Deposits	$265,777	$277,382	—	—	$277,382
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,792	—	—	10,792
Junior subordinated debentures	6,186	6,186	—	—	6,186

December 31, 2011
FINANCIAL ASSETS
Cash and cash equivalents	$26,848	$26,848	$26,848	$—	$—
Investment securities available for sale	36,423	36,423	—	36,423	—
Restricted stock	1,510	1,510	—	1,510	—
Net loans	209,099	206,182	—	—	206,182

FINANCIAL LIABILITIES
Deposits	$246,487	$258,232	—	—	258,232
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,788	—	—	10,788
Junior subordinated debentures	6,186	6,186	—	—	6,186

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2012 and December 31, 2011:

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

Loans

Loans increased by $9.41 million, or 4.43%, from December 31, 2011, to a balance of $221.73 million as of June 30, 2012, and by $8.27 million, or 3.87% from June 30, 2011.

Deposits

Deposits increased by $19.29 million, or 7.83%, from December 31, 2011 to a balance of $265.78 million as of June 30, 2012, and by $2.50 million, or 0.95% from June 30, 2011.  The balance of certificates of deposit decreased to $108.37 million as of June 30, 2012 from $109.18 million as of December 31, 2011; while noninterest-bearing demand deposits increased by $9.73 million from $43.03 million, NOW and savings accounts increased to $26.32 million from $22.21 million, and money market accounts increased to $78.32 million from $72.07 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), since July 21, 2011 banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses.  At this time, there has been little impact from the elimination of this prohibition on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended June 30, 2012 and 2011

Net income was $448 thousand for the three months ended June 30, 2012, as compared to $188 thousand of net income for the same period in 2011.  The increase in earnings for this quarter in 2012 is primarily related to a decrease in the level of the provision for loan losses which was $500 thousand in the three month period ended June 30, 2011, as compared to $0 of provision for loan losses in the same period in 2012.  Securities gains of $220 thousand were recognized in 2012, as compared to only $3 thousand in 2011.  A provision for foreclosed properties of $125 thousand was recorded in 2012, compared to no provision in 2011.  Net interest income for the quarter ended June 30, 2012 increased (on a tax-equivalent basis) to $2.81 million from $2.74 million for the same period in 2011.  Basic earnings per share for the three months ended June 30, 2012 and 2011 were $0.30 and $0.13, respectively, and were based on weighted-average number of shares outstanding of 1,517,127 and 1,477,477, respectively.  Diluted earnings per share for the three months ended June 30, 2012 and 2011 were $0.30 and $0.12, respectively, and were based on weighted-average number of shares outstanding of 1,517,261 and 1,523,328, respectively.

The Company experienced an annualized return on average assets of 0.59% and 0.26% for the three-months ended June 30, 2012 and 2011, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 6.81% and 3.12% for the three-month periods ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 and 2011

Net income was $818 thousand for the six months ended June 30, 2012, as compared to $524 thousand of net income for the same period in 2011.  The increase in earnings for this period in 2012 is primarily related to a decrease in the level of the provision for loan losses from $615 thousand in 2011 to only $65 thousand in 2012.  Securities gains of $220 thousand were recognized in 2012, as compared to only $3 in 2011.  A provision of $225 thousand for foreclosed properties was recorded in 2012, compared to no provision in 2011.  Net interest income for the six months ended June 30, 2012 increased (on a tax-equivalent basis) to $5.61 million from $5.41 million for the same period in 2011.  Basic earnings per share for the six months ended June 30, 2012 and 2011 were $0.54 and $0.36, respectively, and were based on weighted-average number of shares outstanding of 1,516,786 and 1,475,504, respectively.  Diluted earnings per share for the six months ended June 30, 2012 and 2011 were $0.54 and $0.35, respectively, and were based on weighted-average number of shares outstanding of 1,516,912 and 1,511,656, respectively.

The Company experienced an annualized return on average assets of 0.54% and 0.36% for the six-month periods ended June 30, 2012 and 2011.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 6.26% and 4.40% for the six-month periods ended June 30, 2012 and 2011, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

Three Months Ended June 30,

	2012			2011
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$—	$—	—%	$1,276	$—	—%
Interest bearing deposits in other banks	27,597	15	0.22	28,496	22	0.31
Investment securities (1):
Taxable	33,281	186	2.24	27,667	202	2.93
Tax-exempt (2)	11,434	145	5.09	16,366	240	5.88
Loans (3)	216,987	2,976	5.50	209,018	3,083	5.92
Total interest-earning assets	289,299	3,322	4.61	282,823	3,547	5.03
Noninterest-earning assets	16,646			10,716
Total assets	$305,945			$293,539

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$17,535	$12	0.27%	$15,304	$12	0.31%
Savings accounts	6,776	1	0.06	5,063	1	0.08
Money market accounts	77,870	89	0.46	73,726	144	0.78
Certificates of deposit $100,000 or more	42,352	123	1.16	47,727	198	1.66
Certificates of deposit less than $100,000	66,252	158	0.96	66,793	264	1.59
Short-term borrowings	2,700	21	3.12	819	7	3.43
Long-term borrowings	10,000	80	3.21	10,000	80	3.21
Junior subordinated debentures	6,186	33	2.14	6,186	101	6.55
Total interest-bearing liabilities	229,671	517	0.90	225,618	807	1.43
Noninterest-bearing deposits	48,808			43,115
Noninterest-bearing liabilities	1,156			740
Total liabilities	279,635			269,473
Total shareholders’ equity	26,310			24,066
Total liabilities and shareholders’ equity	$305,945			$293,539
Net interest income		$2,805			$2,740
Net interest spread			3.71%			3.60%
Net interest margin			3.89%			3.89%

(1)         Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $49 thousand in 2012 and $82 thousand in 2011 are included in the calculation of the tax-exempt investment interest income.

(3)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $31 thousand in 2012 and $32 thousand in 2011 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $22 thousand in 2012 and $3 thousand in 2011.

Six Months Ended June 30,

	2012			2011
(dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$286	$—	—%	$1,201	$1	0.17%
Interest bearing deposits in other banks	26,508	30	0.23	32,228	38	0.24
Investment securities (1):
Taxable	31,114	354	2.28	26,489	374	2.85
Tax-exempt (2)	11,098	289	5.23	12,576	370	5.93
Loans (3)	214,870	5,986	5.59	208,089	6,243	6.05
Total interest-earning assets	283,876	6,658	4.70	280,583	7,026	5.05
Noninterest-earning assets	16,971			9,266
Total assets	$300,847			$289,849

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$16,833	$20	0.24%	$14,712	$22	0.30%
Savings accounts	6,071	2	0.07	4,950	2	0.08
Money market accounts	77,092	178	0.46	73,085	288	0.79
Certificates of deposit $100,000 or more	41,117	250	1.22	47,354	394	1.68
Certificates of deposit less than $100,000	67,254	334	1.00	67,311	536	1.61
Short-term borrowings	2,700	41	3.05	561	11	3.95
Long-term borrowings	10,000	160	3.21	10,000	159	3.21
Junior subordinated debentures	6,186	67	2.17	6,186	202	6.58
Total interest-bearing liabilities	227,253	1,052	0.93	224,159	1,614	1.45
Noninterest-bearing deposits	46,404			41,159
Noninterest-bearing liabilities	1,069			713
Total liabilities	274,726			266,031
Total shareholders’ equity	26,121			23,818
Total liabilities and shareholders’ equity	$300,847			$289,849
Net interest income		$5,606			$5,412
Net interest spread			3.77%			3.60%
Net interest margin			3.96%			3.89%

(1)         Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $98 thousand in 2012 and $126 thousand in 2011 are included in the calculation of the tax-exempt investment interest income.

(3)         Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $62 thousand in 2012 and $64 thousand in 2011 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $31 thousand in 2012 and $16 thousand in 2011.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended June 30, 2012 compared to 2011			Six Months Ended June 30, 2012 compared to 2011
	Increase (decrease) Due to		Net increase (decrease)	Increase (decrease) Due to		Net increase (decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest income
Interest-earning assets:
Interest on federal funds sold	$—	$—	$—	$(1)	$—	$(1)
Interest-bearing deposits in other banks	(1)	(6)	(7)	(7)	(1)	(8)
Investment securities:
Taxable	41	(57)	(16)	66	(86)	(20)
Tax-exempt	(73)	(22)	(95)	(44)	(37)	(81)
Loans	118	(225)	(107)	205	(463)	(258)
Total interest income	85	(310)	(225)	219	(587)	(368)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	—	—	—	(2)	(2)
Money market accounts	8	(63)	(55)	16	(126)	(110)
Certificates of deposit $100,000 or more	(22)	(53)	(75)	(52)	(92)	(144)
Certificates of deposit less than $100,000	(2)	(104)	(106)	—	(202)	(202)
Short-term borrowings	16	(2)	14	42	(12)	30
Long-term borrowings	—	—	—	—	1	1
Junior subordinated debentures	—	(68)	(68)	—	(135)	(135)
Total interest expense	—	(290)	(290)	6	(568)	(562)
Net interest income	$85	$(20)	$65	$213	$(19)	$194

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

Three Months Ended June 30, 2012 and 2011

Net interest income (on a taxable-equivalent basis) was $2.81 million in 2012 and $2.74 million in 2011.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and junior subordinated debentures, and an improvement in the volume of taxable investment securities, which was partially offset by a slightly higher volume of loans, but at lower rates.  Average earning assets increased by $6.48 million, or 2.29%, since June 30, 2011.  The yield on earning assets in 2012 decreased by 42 basis points to 4.61% from 5.03% in 2011.  The decrease of 53 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on certificates of deposit, money market accounts and junior subordinated debentures.  The Company’s net interest margin was 3.89% and 3.89%, and the net interest spread was 3.71% and 3.60%, for the three-month periods ended June 30, 2012 and 2011, respectively.

Interest expense decreased 35.94% from $807 thousand in 2011 to $517 thousand in 2012, due to the reduced rates paid on interest-bearing liabilities, which decreased to 0.90% in 2012 from 1.43% in 2011 primarily as a result in declines in rates on certificates of deposit, money market accounts and junior subordinated debentures.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Six Months Ended June 30, 2012 and 2011

Net interest income (on a taxable-equivalent basis) was $5.61 million in 2012 and $5.41 million in 2011.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and junior subordinated debentures, and an improvement in the volume of taxable investment securities, which was partially offset by a slightly higher volume of loans, but at lower rates.  Average earning assets increased by $3.29 million, or 1.17%, since June 30, 2011.  The yield on earning assets in 2012 decreased by 35 basis points to 4.70% from 5.05% in 2011.  The decrease of 52 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit, money market accounts and junior subordinated debentures.  The Company’s net interest margin was 3.96% and 3.89%, and the net interest spread was 3.77% and 3.60%, for the six-month periods ended June 30, 2012 and 2011, respectively.

Interest expense decreased 34.82% from $1.61 million in 2011 to $1.05 million in 2012, due to the reduced rates paid on interest-bearing liabilities, which decreased to 0.93% in 2012 from 1.45% in 2011 primarily as a result in declines in rates on certificates of deposit, money market accounts and junior subordinated debentures.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Noninterest Income

Noninterest income was $353 thousand and $555 thousand for the three and six-month periods ended June 30, 2012, respectively, and was $149 thousand and $279 thousand for the same periods in 2011.  There were $220 thousand in gains on sale of securities for both the three and six months ended June 30, 2012, while there were only $3 thousand for the same periods in 2011.  Due to the Company’s purchase of the bank owned life insurance in May 2011, this has generated $39 thousand and $70 thousand of income for the three and six months ended June 30, 2012 compared to $20 thousand and $20 thousand for the same periods in 2011.

Noninterest Expense

Noninterest expense amounted to $2.40 million and $2.07 million for the three-month periods ended June 30, 2012 and 2011.  Noninterest expense for the six-month periods ended June 30, 2012 and 2011 amounted to $4.75 million and $4.18 million, respectively.  The primary increase in noninterest expense for the three-month periods in 2012 compared to 2011 relates to an increase in the provision for foreclosure properties of $125 thousand, advertising of $78 thousand, and salaries expense of $54 thousand.  The primary increase in noninterest expense for the six-month periods in 2012 compared to 2011 relates to an increase in the provision for foreclosure properties of $225 thousand, salaries expense of $165 thousand, and advertising of $118 thousand.

Income Taxes

During the three months ended June 30, 2012, the Company incurred an income tax expense of $228 thousand compared to $12 thousand during the same period in 2011.  The effective tax rates for the three-month periods in 2012 and 2011 were 33.76% and 6.00%, respectively.  The increase in income tax expense in 2012 is due to the higher level of pre-tax income and the lower proportion of tax-exempt income, which includes income from municipal securities and bank owned life insurance.  During the six months ended June 30, 2012, the Company recognized income tax expense of $366 thousand compared to $187 thousand during the same period in 2011.  The effective tax rates for the six-month periods in 2012 and 2011 were 30.91% and 26.30%, respectively.  The increase in income tax expense in 2012 is due to the higher level of pre-tax income and the lower level of tax-exempt income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(64.19) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of June 30, 2012, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at June 30, 2012.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

June 30, 2012

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Interest-bearing deposits in other banks	$28,748	$—	$—	$—	$28,748
Investment securities(1)	734	3,026	10,146	29,664	43,570
Loans	76,748	52,981	66,481	25,519	221,729
Total interest-earning assets	106,230	56,007	76,627	55,183	294,047

Liabilities
Savings and NOW accounts	1,316	2,632	2,632	19,742	26,322
Money Market accounts	3,916	7,833	7,832	58,743	78,324
Certificates of deposit	56,889	33,634	17,850	—	108,373
Short-term borrowings	2,700	—	—	—	2,700
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186
Total interest-bearing liabilities	71,007	44,099	38,314	78,485	231,905
Interest rate sensitivity gap	$35,223	$11,908	$38,313	$(23,302)	$62,142
Cumulative interest rate sensitivity gap	$35,223	$47,131	$85,444	$62,142
Cumulative gap ratio as a percentage of total assets	11.28%	15.09%	27.36%	19.90%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 100, 200, 300 and 400 basis points or a decrease for the same amounts, but not below zero.  The results show that with a rise in the prime interest rate the Company’s net interest income would increase by 1.10%, 0.51%, 0.55% and 1.18% for 100, 200, 300 and 400 basis points, respectively.  A decrease in the prime interest rate of 100 basis points or more was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three and six-month periods ended June 30, 2012 was $0 and $65 thousand, respectively, compared to $500 thousand and $615 thousand for the same periods in 2011.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At June 30, 2012 and December 31, 2011, the allowance for loan losses was $3.20 million and $3.22 million, respectively.  The change in the allowance from December 31, 2011 reflects the provision of $65 thousand less net charge-offs of $79 thousand, consisting of $88 thousand in charge-offs and $9 thousand in recoveries, as compared to a provision of $615 thousand less net charge-offs of $718 thousand, consisting of $740 thousand in charge-offs and $22 thousand in recoveries in the same period of 2011.  The $88 thousand of charge-offs in 2012 is a result of one (1) construction and land development relationship, one (1) residential real estate relationship and one (1) consumer relationship, as compared to $740 thousand of charge-offs in 2011 as a result of four (4) commercial real estate relationships, one (1) commercial and industrial loan, and one (1) consumer relationship.

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

Management believes that the allowance for loan losses is adequate at June 30, 2012.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of June 30, 2012 and December 31, 2011, the real estate loan portfolio constituted 85% and 89% of the total loan portfolio, respectively.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $11.04 million of at June 30, 2012.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Average total loans outstanding during period	$216,987	$209,018	$214,870	$208,089
Balance at beginning of period	$3,286	$3,842	$3,216	$3,718
Recoveries — residential real estate	1	—	1	—
Recoveries — commercial and industrial	3	11	8	21
Recoveries — consumer	—	1	—	1
Total recoveries	4	12	9	22
Charge-offs — construction and land development	(37)	(1)	(37)	(2)
Charge-offs — commercial real estate	—	(590)	—	(590)
Charge-offs — residential real estate	(47)	—	(47)	—
Charge-offs — commercial and industrial	—	(148)	—	(148)
Charge-offs — consumer	(4)	—	(4)	—
Total charge-offs	(88)	(739)	(88)	(740)
Net recoveries (charge-offs)	(84)	(727)	(79)	(718)
Provision charged to operating expenses	—	500	65	615
Balance at end of period	$3,202	$3,615	$3,202	$3,615
Ratios of net charge-offs to average loans	0.04%	0.35%	0.04%	0.35%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	June 30,		December 31,
(dollars in thousands)	2012	% of Loans	2011	% of Loans
Construction and land development	$335	8%	$326	9%
Real estate - mortgage loans:
Commercial real estate	1,941	60%	2,064	62%
Residential real estate	521	17%	460	17%
Total mortgage loans	2,462	77%	2,524	79%
Commercial and industrial	393	14%	351	11%
Consumer	12	1%	15	1%
	$3,202	100%	$3,216	100%

Information concerning the Company’s nonperforming assets is as follows:

	June 30,	December 31,
(dollars in thousands)	2012	2011
Nonperforming loans:
Construction and land development	$915	$1,049
Commercial real estate	2,502	795
Residential real estate	140	148
Commercial and industrial	—	32
Total nonperforming loans	3,557	2,024
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	3,557	2,024
Foreclosed properties:
Foreclosed properties — commercial real estate	2,539	3,095
Foreclosed properties — residential real estate	—	396
Total foreclosed properties	2,539	3,491
Total nonperforming assets	$6,096	$5,515
Nonperforming assets to total assets	1.95%	1.89%

There were no other interest-bearing assets at June 30, 2012 or December 31, 2011 classified as past due 90 days or more and still accruing, problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	June 30,	December 31,
(dollars in thousands)	2012	2011
Impaired loans with no allowance:
Construction and land development	$3,025	$2,510
Commercial real estate	7,864	9,217
Residential real estate	820	1,950
Commercial and industrial	1,748	5,163
Consumer	15	17
Total impaired loans with no allowance	$13,472	$18,857

Impaired loans with allowance:
Construction and land development	$855	$1,771
Commercial real estate	684	689
Residential real estate	885	191
Commercial and industrial	—	32
Total impaired loans with allowance	$2,424	$2,683
Specific allocation of allowance	$310	$228

	June 30,	December 31,
(dollars in thousands)	2012	2011
Impaired performing loans:
Construction and land development	$2,965	$3,232
Commercial real estate	5,320	7,022
Residential real estate	497	873
Commercial and industrial	1,500	4,875
Consumer	—	—
Troubled debt restructurings:
Construction and land development	—	—
Commercial real estate	726	2,089
Residential real estate	1,068	1,120
Commercial and industrial	248	288
Consumer	15	17
Total impaired performing loans	$12,339	$19,516

Impaired nonperforming loans (nonaccrual):
Construction and land development	$855	$988
Commercial real estate	984	426
Residential real estate	140	148
Commercial and industrial	—	32
Troubled debt restructurings:
Construction and land development	60	61
Commercial real estate	1,518	369
Residential real estate	—	—
Commercial and industrial	—	—
Consumer	—	—
Total impaired nonperforming loans	$3,557	$2,024
Total impaired loans	$15,896	$21,540

At June 30, 2012, there were $13.47 million of impaired loans with no specific reserves that consisted of four (4) construction and land development loans in the aggregate amount to $3.03 million, thirteen (13) commercial real estate loans in the aggregate amount of $7.86 million, five (5) residential real estate loans in the aggregate amount of $820 thousand, four (4) commercial and industrial loans totaling $1.75 million and one (1) consumer loan for $15 thousand.  By comparison at December 31, 2011 there were $18.86 million of impaired loans which required no specific reserves consisting of four (4) construction and land development loans in the aggregate amount to $2.51 million, fifteen (15) commercial real estate loans in the aggregate amount of $9.22 million, eight (8) residential real estate loans in the aggregate amount of $1.95 million, ten (10) commercial and industrial loans totaling $5.16 million and one (1) consumer loan for $17 thousand.  In addition at June 30, 2012, there were $2.42 million of impaired loans which required specific reserves, totaling $310 thousand, that consisted of two (2) construction and land development loans in the aggregate amount of $855 thousand, four (4) commercial real estate loans in the aggregate amount of $684 thousand and three (3) residential real estate loans aggregating $885 thousand, compared to $2.68 million of impaired loans which required specific reserves totaling $228 thousand, that consisted of four (4) construction and land development loans in the aggregate amount of $1.77 million, four (4) commercial real estate loans in the aggregate amount of $689 thousand, one (1) residential real estate loan for $191 thousand and one (1) commercial and industrial loan of $32 thousand at December 31, 2011.  All of the impaired loan relationships discussed are in different types of businesses.

There are no loans that had a specific allowance as of December 31, 2011 that are still in the Company’s loan portfolio as of June 30, 2012 where the specific allowance has been reduced or eliminated.

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

The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower’s situation and the causes of the weakness in the individual loan.  To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan.  For the first six months of 2012, the Company has not made any concessions on any residential mortgage loans.

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $3.64 million as of June 30, 2012.  These included loans converted to interest only periods for six to twelve months in the amount of $1.80 million, reduced interest rates on loans in the amount of $906 thousand, and loans that have been re-amortized in the amount of $935 thousand.  These loans have specific reserves of $61 thousand based on the collateral value.

As noted above the Company does not have a formal modification program and it does not have any loans as of June 30, 2012 that had been modified and then subsequently re-defaulted in 2012.

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

The Company has not recorded any partial charge-offs for any loans in 2012, but has recorded $563 thousand in partial charge-offs in prior years that are still in the loan portfolio as of June 30, 2012.

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

Commitments to extend credit and standby letters of credit were as follows:

June 30,
2012
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$31,603
Standby letters of credit	1,949
Total	$33,552

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities that can be recognized as capital for regulatory purposes.  The interest rate on the trust preferred securities and underlying subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly to 163 basis points over three-month LIBOR.  On June 15, 2012, the most recent interest rate reset date, the interest rate was adjusted to 2.09875% for the period ending September 15, 2012.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with no outstanding balance as of June 30, 2012 or December 31, 2011.  This facility matures on July 22, 2013, has a floating interest rate equal to the Wall Street Journal prime rate, subject to a minimum rate of 3.75%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Company also has an unsecured borrowing arrangement with an unaffiliated third party in the amount of $2.7 million as of June 30, 2012.  This facility matures on July 12, 2013, at a fixed rate of 2.50%, and requires quarterly interest payments only. The Company expects to have these credit facilities renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of June 30, 2012 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of June 30, 2012, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

On June 25, 2012, the Company authorized the repurchase of up to 300,000 shares of its common stock, for an aggregate expenditure of not more than $5.0 million, through June 30, 2017, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of June 30, 2012, there have been no shares repurchased by the Company.  The Company’s prior repurchase program expired as of June 30, 2012 and had authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million.  As of June 30, 2012 under the prior repurchase plan the Company had repurchased 27,986 shares totaling $342 thousand at an average price of $12.22.  No shares were repurchased during the quarter ended June 30, 2012.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 27.

Item 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.  Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.  None

(b)   Use of Proceeds.  Not Applicable.

(c)   Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2012	0	N/A	0	0
May 1-31, 2012	0	N/A	0	0
June 1-30, 2012	0	N/A	0	300,000	(2)

(1)         On June 25, 2012, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to 300,000 shares of the Company’s outstanding common stock, subject to a maximum expenditure of $5.0 million.  Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until June 30, 2017, or earlier termination of the program by the Board.

(2)         Subject to a maximum expenditure of $5.0 million.  Number of shares indicated is the remaining number of shares authorized for repurchase as of the end of the indicated period.

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

4(c)	Guarantee Agreement dated as of December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a)	2001 Stock Option Plan(4)
10(b)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c)	Employment Agreement between the Bank and William R. Talley, Jr. (6)
10(f)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h)	Promissory Note with Atlantic Central Bankers Bank (8)
10(i)	Amendment to Loan Documents, filed herein
10(j)	2011 Stock Incentive Plan(9)
11	Statement Regarding Computation of Per Share Income – Please refer to Note 2 to the unaudited consolidated financial statements included herein

21	Subsidiaries of the Registrant
31(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a)	Certification of Martin S. Lapera, President and Chief Executive Officer
32(b)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and six month periods ended June 301, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements

(1)         Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission.

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

FREDERICK COUNTY BANCORP, INC.

Date:	August 1, 2012	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date:	August 1, 2012	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer and Chief Operating Officer