Form 10-Q
period 2012-09-30
FREDERICK COUNTY BANCORP INC
filed 2012-11-02
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,510,574 shares of Common Stock outstanding as of October 31, 2012.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands)	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$1,750	$1,680
Federal funds sold	—	1,105
Interest-bearing deposits in other banks	21,736	24,063
Cash and cash equivalents	23,486	26,848
Investment securities available-for-sale at fair value	43,096	36,423
Restricted stock	1,504	1,510
Loans	226,591	212,315
Less: Allowance for loan losses	(3,157)	(3,216)
Net loans	223,434	209,099
Bank premises and equipment	6,746	6,459
Bank owned life insurance	7,719	4,601
Foreclosed properties	2,263	3,491
Other assets	3,231	3,581
Total assets	$311,479	$292,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$50,680	$43,030
Interest-bearing deposits	214,134	203,457
Total deposits	264,814	246,487
Short-term borrowings	2,700	2,700
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,380	1,182
Total liabilities	285,080	266,555

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,510,574 and 1,514,314 shares issued and outstanding	15	15
Additional paid-in capital	15,670	15,621
Retained earnings	9,910	9,018
Accumulated other comprehensive income	804	803
Total shareholders’ equity	26,399	25,457
Total liabilities and shareholders’ equity	$311,479	$292,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest income:
Interest and fees on loans	$3,008	$3,095	$8,931	$9,274
Interest and dividends on investment securities:
Interest – taxable	148	191	477	540
Interest – tax exempt	116	149	307	393
Dividends	13	14	38	39
Interest on federal funds sold	—	—	—	1
Other interest income	11	14	41	52
Total interest income	3,296	3,463	9,794	10,299
Interest expense:
Interest on deposits	366	538	1,150	1,780
Interest on short-term borrowings	18	34	59	45
Interest on long-term borrowings	81	81	241	240
Interest on junior subordinated debentures	33	101	100	303
Total interest expense	498	754	1,550	2,368
Net interest income	2,798	2,709	8,244	7,931
Provision for loan losses	360	900	425	1,515
Net interest income after provision for loan losses	2,438	1,809	7,819	6,416
Noninterest income:
Gain on sale of securities	236	383	456	386
Loss on sale of foreclosed properties	—	(18)	(82)	(18)
Bank owned life insurance income	39	41	118	61
Service fees	96	72	263	225
Other operating income	63	49	234	152
Total noninterest income	434	527	989	806
Noninterest expense:
Salaries and employee benefits	1,294	1,241	3,907	3,690
Occupancy and equipment expenses	354	312	1,064	976
Other operating expenses	841	630	2,270	1,692
Total noninterest expense	2,489	2,183	7,241	6,358
Income before provision for income taxes	383	153	1,567	864
Provision for income taxes (benefits)	82	(3)	448	184
Net income	$301	$156	$1,119	$680
Basic earnings per share	$0.20	$0.11	$0.74	$0.46
Diluted earnings per share	$0.20	$0.10	$0.74	$0.45
Basic weighted average number of shares outstanding	1,512,309	1,482,044	1,515,283	1,477,708
Diluted weighted average number of shares outstanding	1,519,781	1,519,305	1,516,369	1,513,849
Dividends declared per share	$0.05	$—	$0.15	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011
Net income	$301	$156
Changes in net unrealized gains on securities available for sale, net of income taxes of $132 in 2012 and $350 in 2011	202	537
Reclassification adjustment for gains realized, net of income taxes of $93 in 2012 and $151 in 2011	(143)	(232)
Total comprehensive income	$360	$461

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011
Net income	$1,119	$680
Changes in net unrealized gains on securities available for sale, net of income taxes of $181 in 2012 and $694 in 2011	277	1,065
Reclassification adjustment for gains realized, net of income taxes of $180 in 2012 and $152 in 2011	(276)	(234)
Total comprehensive income	$1,120	$1,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended September 30, (dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2011	1,469,364	$15	$15,069	$8,142	$(31)	$23,195
Comprehensive income				680	831	1511
Dividends paid on common stock				(148)		(148)
Shares repurchased	(7,850)		(105)			(105)
Shares issued under stock option transactions	42,980		430			430
Compensation expense from stock option transactions			90			90
Excess tax benefit from equity-based awards			34			34
Balance, September 30, 2011	1,504,494	$15	$15,518	$8,674	$800	$25,007
Balance, January 1, 2012	1,514,314	$15	$15,621	$9,018	$803	$25,457
Comprehensive income				1,119	1	1,120
Dividends paid on common stock				(227)		(227)
Shares repurchased under stock repurchase transactions	(6,650)		(81)			(81)
Shares issued under stock option transactions	2,910		33			33
Compensation expense from stock option transactions			91			91
Excess tax benefit from stock-based awards			6			6
Balance, September 30, 2012	1,510,574	$15	$15,670	$9,910	$804	$26,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$1,119	$680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	213
Deferred income taxes (benefits)	(36)	305
Provision for loan losses	425	1,515
Securities gains	(456)	(386)
Net premium amortization on investment securities	337	243
Loss on disposal of bank premises and equipment	5	—
Bank owned life insurance income	(118)	(61)
Loss on sale of foreclosed properties	82	18
Stock-based compensation expense	91	90
Provision for foreclosed properties	501	124
Excess tax benefit from stock-based awards	(6)	(34)
Decrease (increase) in accrued interest and other assets	392	(164)
Increase (decrease) in accrued interest and other liabilities	199	(151)
Net cash provided by operating activities	2,816	2,392
Cash flows from investing activities:
Purchases of investment securities available for sale	(23,313)	(18,000)
Proceeds from sales of investment securities available for sale	10,885	7,612
Proceeds from maturities, prepayments and calls investment securities available for sale	5,875	3,760
Redemption of restricted stock	6	13
Net increase in loans	(14,761)	(5,015)
Purchase of bank owned life insurance	(3,000)	(4,500)
Purchases of bank premises and equipment	(573)	(1,161)
Proceeds from sale of foreclosed properties	645	265
Net cash used in investing activities	(24,236)	(17,026)
Cash flows from financing activities:
Net increase (decrease) in NOW, money market accounts, savings accounts and noninterest-bearing deposits	15,154	(4,672)
Net increase in time deposits	3,173	2,237
Net increase in short-term borrowings	—	2,400
Proceeds from issuance of common stock	33	430
Repurchase of common stock	(81)	(105)
Dividends paid on common stock	(227)	(148)
Excess tax benefit from stock-based awards	6	34
Net cash provided by financing activities	18,058	176
Net decrease in cash and cash equivalents	(3,362)	(14,458)
Cash and cash equivalents – beginning of period	26,848	42,065
Cash and cash equivalents – end of period	$23,486	$27,607
Supplemental cash flow disclosures:
Interest paid	$1,555	$2,372
Income taxes paid	$401	$522
Transfer of loans to foreclosed properties	$—	$2,604
Transfer of foreclosed properties to loans	$366	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREDERICK COUNTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1.  General:

Frederick County Bancorp, Inc. (the “Bancorp”), the parent company for its wholly-owned subsidiary Frederick County Bank (the “Bank” and together with Bancorp, the “Company”), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001.  The Bank provides its customers with various banking services.  The Bank offers various loan and deposit products to its customers.  The Bank’s customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland.  Additionally, the Bank maintains correspondent banking relationships and transacts daily federal funds sales on an unsecured basis with regional correspondent banks.  Note 4 discusses the types of securities the Bank purchases.  Note 5 discusses the types of lending in which the Bank engages.  The Bank does not have any significant concentrations to any one industry or customer.  The Bank has a direct subsidiary established to hold foreclosed properties known as FCB Hagerstown, LLC.  Bancorp also has a subsidiary trust, established to issue trust preferred securities, and one direct subsidiary established to hold foreclosed properties known as FCB Holdings, Inc.  See Note 7 for additional disclosures related to the subsidiary trust, which issued trust preferred securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$301	$156	$1,119	$680
Basic earnings per share	$0.20	$0.11	$0.74	$0.46
Diluted earnings per share	$0.20	$0.10	$0.74	$0.45
Basic weighted average number of shares outstanding	1,512,309	1,482,044	1,515,283	1,477,708
Effect of dilutive securities — stock options	7,472	37,261	1,086	36,141
Diluted weighted average number of shares outstanding	1,519,781	1,519,305	1,516,369	1,513,849
Anti-dilutive securities outstanding	48,045	—	35,065	—

Note 3.  Stock-Based Compensation Plans:

The Company’s 2001 Stock Option Plan (“2001 Plan”) and 2011 Stock Incentive Plan (“2011 Plan”) provide that 260,000 shares and 250,000 shares, respectively, of the Company’s common stock will be reserved for the award of incentive stock options (“ISO”) and non-incentive stock options (“NQSO”) to purchase shares of common stock, and under the 2011 Plan, shares of restricted stock and restricted stock units.  Each plan has been presented to and approved by the Company’s shareholders.  At September 30, 2012, there are 200,000 shares remaining that are reserved for future grants under the 2011 Plan, but no shares remaining under the 2001 Plan.   The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.  There were awards of stock-based compensation with respect to 50,000 shares of common stock made under the 2011 Plan during the nine months ended September 30, 2012.  The Company recognizes the cost of employee services received in exchange for a stock-based award based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense for the three and nine months ended September 30, 2012 was $17 thousand and $91 thousand, respectively, compared to $20 thousand and $90 thousand, respectively, for the same periods in 2011.  As of September 30, 2012, there was $62 thousand of unrecognized compensation cost related to non-vested stock options that will be expensed over the period ending April 30, 2014.

The following is a summary of stock option transactions during the nine months ended September 30, 2012.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2012	120,500	$11.34
Exercised	(2,910)	11.35
Terminated	(14,750)	11.35
Granted	50,000	11.10
Balance at September 30, 2012	152,840	$11.26
Exercisable at September 30, 2012	117,840	$11.30

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at September 30, 2012 and December 31, 2011:

Available-for-sale portfolio

September 30, 2012 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$5,591	$301	$2	$5,890	4.37%
Due after ten years	10,275	498	19	10,754	4.56%
	15,866	799	21	16,644
Small business administration:
Due after ten years	1,794	61	—	1,855	2.94%
Residential mortgage-backed debt securities	23,809	488	—	24,297	2.24%
Equity securities	300	—	—	300	—%
	$41,769	$1,348	$21	$43,096	3.11%

December 31, 2011 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$6,038	$399	$—	$6,437	4.74%
Due after ten years	6,814	415	—	7,229	5.49%
	12,852	814	—	13,666
Small business administration:
Due after ten years	889	35	—	924	3.69%
Residential mortgage-backed debt securities	21,055	481	3	21,533	2.65%
Equity securities	300	—	—	300	—%
	$35,096	$1,330	$3	$36,423	3.56%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
September 30, 2012 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$2,907	$21	$—	$—	$2,907	$21
Total temporarily impaired securities	$2,907	$21	$—	$—	$2,907	$21

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2011 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed debt securities	$1,351	$3	$—	$—	$1,351	$3
Total temporarily impaired securities	$1,351	$3	$—	$—	$1,351	$3

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

Restricted Stock

The following table shows the amounts of restricted stock as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Federal Home Loan Bank of Atlanta	$884	$890
Federal Reserve Bank	580	580
Atlantic Central Bankers Bank	40	40
	$1,504	$1,510

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	September 30,	% of	December 31,	% of
(dollars in thousands)	2012	Loans	2011	Loans
Construction and land development	$17,674	8%	$18,996	9%
Real estate:
Commercial real estate mortgage	135,649	60%	131,329	62%
Residential real estate mortgage	40,040	17%	35,863	17%
Total construction and real estate mortgage	175,689	77%	167,192	79%
Commercial and industrial	31,434	14%	24,273	11%
Consumer	1,794	1%	1,854	1%
	226,591	100%	212,315	100%
Less allowance for loan losses	(3,157)		(3,216)
Net loans	$223,434		$209,099

The allowance for loan losses and recorded investment in loans for the three and nine month periods ended September 30, 2012 and 2011 are summarized as follows:

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Three months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$335	$1,941	$521	$393	$12	$3,202
Charge-offs	—	(84)	—	(323)	(2)	(409)
Recoveries	—	—	—	3	1	4
Provisions	(62)	27	(85)	477	3	360
Ending balance	$273	$1,884	$436	$550	$14	$3,157
Nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$326	$2,064	$460	$351	$15	$3,216
Charge-offs	(37)	(84)	(47)	(323)	(6)	(497)
Recoveries	—	—	1	11	1	13
Provisions	(16)	(96)	22	511	4	425
Ending balance	$273	$1,884	$436	$550	$14	$3,157
As of September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$94	$99	$55	$100	$—	$348
Collectively evaluated for impairment	179	1,785	381	450	14	2,809
Ending balance	$273	$1,884	$436	$550	$14	$3,157
Loans:
Individually evaluated for impairment	$3,805	$10,349	$2,687	$3,265	$14	$20,120
Collectively evaluated for impairment	13,869	125,300	37,353	28,169	1,780	206,471
Ending balance	$17,674	$135,649	$40,040	$31,434	$1,794	$226,591

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Three months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$237	$2,628	$395	$346	$9	$3,615
Charge-offs	—	(1,379)	—	(13)	—	(1,392)
Recoveries	—	6	—	—	—	6
Provisions	60	738	93	5	4	900
Ending balance	$297	$1,993	$488	$338	$13	$3,129
Nine months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(2)	(1,969)	—	(161)	—	(2,132)
Recoveries	—	6	—	21	1	28
Provisions	26	1,410	56	23	—	1,515
Ending balance	$297	$1,993	$488	$338	$13	$3,129
As of September 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$51	$169	$20	$70	$—	$310
Collectively evaluated for impairment	246	1,824	468	268	13	2,819
Ending balance	$297	$1,993	$488	$338	$13	$3,129
Loans:
Individually evaluated for impairment	$2,878	$10,725	$2,024	$6,633	$18	$22,278
Collectively evaluated for impairment	14,053	117,690	34,653	19,283	1,736	187,415
Ending balance	$16,931	$128,415	$36,677	$25,916	$1,754	$209,693

Credit quality indicators as of September 30, 2012 and December 31, 2011 are as follows:

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

Credit exposure - Credit risk profile by internally assigned grade

September 30, 2012	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer
(dollars in thousands)
Pass	$11,619	$121,890	$26,927	$37,315	$1,698
Special mention	1,908	3,785	867	587	—
Substandard	4,147	9,974	3,640	2,138	96
Total	$17,674	$135,649	$31,434	$40,040	$1,794

December 31, 2011	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer
(dollars in thousands)
Pass	$12,637	$116,689	$17,207	$33,122	$1,777
Special mention	2,087	5,434	1,129	714	—
Substandard	4,272	9,206	5,937	2,027	77
Total	$18,996	$131,329	$24,273	$35,863	$1,854

An age analysis of past due loans as of September 30, 2012 and 2011 are as follows:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
(dollars in thousands)
Construction and land development	$—	$—	$1,097	$1,097	$16,577	$17,674	$250
Commercial real estate	1,080	—	1,317	2,397	133,252	135,649	—
Residential real estate	89	—	129	218	39,822	40,040	—
Commercial and industrial	301	—	—	301	31,133	31,434	—
Consumer	21	46	2	69	1,725	1,794	—
Total	$1,491	$46	$2,545	$4,082	$222,509	$226,591	$250

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
(dollars in thousands)
Construction and land development	$—	$—	$1,049	$1,049	$17,947	$18,996	$—
Commercial real estate	1,104	1,094	795	2,993	128,336	131,329	—
Residential real estate	364	49	148	561	35,302	35,863	—
Commercial and industrial	116	—	32	148	24,125	24,273	—
Consumer	2	26	—	28	1,826	1,854	—
Total	$1,586	$1,169	$2,024	$4,779	$207,536	$212,315	$—

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

The Company has recorded partial charge-offs of $383 thousand in 2012, and $563 thousand in prior years on loans that are still in the loan portfolio as of September 30, 2012 for a aggregate total of 946 thousand.

Information on impaired loans for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months Ended September 30, 2012		For the nine months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(dollars in thousands)
With no allowance recorded:
Construction and land development	$3,019	$55	$2,890	$160
Commercial real estate	8,542	174	8,909	451
Residential real estate	1,405	38	1,680	95
Commercial and industrial	2,207	41	3,400	80
Consumer	15	—	16	1
Total with no allowance	$15,188	$308	$16,895	$787
With an allowance recorded:
Construction and land development	$824	$10	$1,106	$39
Commercial real estate	907	35	798	59
Residential real estate	791	3	631	29
Commercial and industrial	300	—	158	40
Total with an allowance	$2,822	$48	$2,693	$167
Grand total:
Construction and land development	$3,843	$65	$3,996	$199
Commercial real estate	9,449	209	9,707	510
Residential real estate	2,196	41	2,311	124
Commercial and industrial	2,507	41	3,558	120
Consumer	15	—	16	1
Grand total	$18,010	$356	$19,588	$954

	For the three months Ended September 30, 2011		For the nine months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(dollars in thousands)
With no allowance recorded:
Construction and land development	$1,833	$49	$1,936	$213
Commercial real estate	10,532	66	8535	293
Residential real estate	1,458	23	936	65
Commercial and industrial	5,273	101	5,258	296
Consumer	18	4	9	4
Total with no allowance	$19,114	$243	$16,674	$871
With an allowance recorded:
Construction and land development	$636	$24	$705	$57
Commercial real estate	2,938	4	3,384	94
Residential real estate	517	15	517	37
Commercial and industrial	272	2	356	2
Total with an allowance	$4,363	$45	$4,962	$190
Grand total:
Construction and land development	$2,469	$73	$2,641	$270
Commercial real estate	13,470	70	11,919	387
Residential real estate	1,975	38	1,453	102
Commercial and industrial	5,545	103	5,614	298
Consumer	18	4	9	4
Grand total	$23,477	$288	$21,636	$1,061

	As of September 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(dollars in thousands)
With no allowance recorded:
Construction and land development	$3,013	$3,041	$—	$2,510	$2,510	$—
Commercial real estate	9,219	9,782	—	9,217	10,059	—
Residential real estate	1,990	2,046	—	1,950	1,950	—
Commercial and industrial	2,666	2,666	—	5,163	5,163	—
Consumer	14	14	—	17	17	—
Total with no allowance	$16,902	$17,549	$—	$18,857	$19,699	$—
With an allowance recorded:
Construction and land development	$792	$792	$94	$1,771	$1,771	$100
Commercial real estate	1,130	1,130	99	689	689	81
Residential real estate	697	697	55	191	191	46
Commercial and industrial	599	899	100	32	32	1
Total with an allowance	$3,218	$3,518	$348	$2,683	$2,683	$228
Grand total:
Construction and land development	$3,805	$3,833	$94	$4,281	$4,281	$100
Commercial real estate	10,349	10,912	99	9,906	10,748	81
Residential real estate	2,687	2,743	55	2,141	2,141	46
Commercial and industrial	3,265	3,565	100	5,195	5,195	1
Consumer	14	14	—	17	17	—
Grand total	$20,120	$21,067	$348	$21,540	$22,382	$228

Information on performing and nonaccrual impaired loans as of September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Impaired performing loans:
Construction and land development	$2,958	$3,232
Commercial real estate	7,147	7,022
Residential real estate	1,359	873
Commercial and industrial	1,864	4,875
Troubled debt restructurings:
Commercial real estate	726	2,089
Residential real estate	1,062	1,120
Commercial and industrial	738	288
Consumer	14	17
Total impaired performing loans	15,868	19,516
Impaired nonperforming loans (nonaccrual):
Construction and land development	815	988
Commercial real estate	979	426
Residential real estate	266	148
Commercial and industrial	2	32
Troubled debt restructurings:
Construction and land development	32	61
Commercial real estate	1,497	369
Commercial and Industrial	661	—
Total impaired nonperforming loans (nonaccrual):	4,252	2,024
Total impaired loans	$20,120	$21,540

Information on troubled debt restructurings for the three months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Troubled debt restructurings:
Commercial and industrial	2	$1,172	$1,172	—	$—	$—

Information on troubled debt restructurings for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Troubled debt restructurings:
Commercial real estate	—	$—	$—	2	$441	$441
Residential real estate	—	$—	$—	2	$1,045	$1,045
Commercial and industrial	2	$1,172	$1,172	—	$—	$—

In addition, there were no loans that had been modified and subsequently re-defaulted as of September 30, 2012 or 2011.

Note 6.   Deposits:

The following table provides a summary of the Company’s deposit base at the dates indicated.

	September 30,	December 31,
(dollars in thousands)	2012	2011
Noninterest-bearing demand deposits	$50,680	$43,030
Interest-bearing demand deposits:
NOW accounts	17,465	17,116
Money market accounts	77,867	72,074
Savings accounts	6,453	5,090
Certificates of deposit:
$100,000 or more	49,138	39,652
Less than $100,000	63,211	69,525
Total deposits	$264,814	$246,487

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR.  On September 15, 2012, the most recent interest reset date, the interest rate was adjusted to 2.01875% for the period ending December 15, 2012. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date.  The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.  If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The trust preferred securities may currently be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At September 30, 2012 and December 31, 2011, the Company had a total of $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  This amount consists of two (2) $5.00 million borrowings with fixed interest rates of 3.29% and 3.05%, with a maturity of November 19, 2015.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Salaries	$1,114	$1,041	$3,242	$3,033
Stock-based compensation	17	20	91	90
Bonus	—	—	30	—
Deferred Personnel Costs	(33)	(24)	(100)	(81)
Payroll Taxes	73	69	250	229
Employee Insurance	72	76	240	240
Other Employee Benefits	51	59	154	179
Depreciation	93	70	281	213
Rent	98	97	292	314
Utilities	21	25	85	79
Repairs and Maintenance	64	51	178	165
ATM Expense	25	30	81	75
Other Occupancy and Equipment Expenses	53	39	147	130
Postage and Supplies	13	17	49	56
Data Processing	109	100	341	299
Advertising and Promotion	104	59	351	188
Provision for foreclosed properties	276	124	501	124
FDIC insurance	59	57	179	246
Legal	6	5	32	37
Insurance	16	14	49	44
Consulting	15	10	41	27
Courier	4	4	12	12
Audit Fees	57	48	156	144
Other	182	192	559	515
	$2,489	$2,183	$7,241	$6,358

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

The Company made matching contributions of $41 thousand and $122 thousand for the three and nine months ended September 30, 2012, respectively, compared to $48 thousand and $144 thousand for the same periods in 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2012.

As of September 30, 2012, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at September 30, 2012 and December 31, 2011 are presented in the following tables.

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2012	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$31,595	12.24%	$10,328	4.00%	N/A	N/A
Bank	$30,985	12.11%	$10,235	4.00%	$15,352	6.00%
Total Capital
To Risk-Weighted Assets
Company	$34,752	13.46%	$20,665	8.00%	N/A	N/A
Bank	$34,142	13.34%	$20,469	8.00%	$25,587	10.00%
Tier 1 Capital
To Average Assets
Company	$31,595	10.24%	$12,345	4.00%	N/A	N/A
Bank	$30,985	10.12%	$12,251	4.00%	$15,314	5.00%

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$30,654	12.69%	$9,662	4.00%	N/A	N/A
Bank	$29,897	12.53%	$9,541	4.00%	$14,312	6.00%
Total Capital
To Risk-Weighted Assets
Company	$33,676	13.94%	$19,323	8.00%	N/A	N/A
Bank	$32,882	13.79%	$19,083	8.00%	$23,853	10.00%
Tier 1 Capital
To Average Assets
Company	$30,654	10.51%	$11,671	4.00%	N/A	N/A
Bank	$29,897	10.35%	$11,559	4.00%	$14,449	5.00%

On June 25, 2012, the Company authorized the repurchase of up to 300,000 shares of its common stock, for an aggregate expenditure of not more than $5.0 million, through September 30, 2017, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2012, there have been no shares repurchased by the Company.  The Company’s prior repurchase program expired as of June 30, 2012 and had authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million.  As of September 30, 2012 under the prior repurchase plan the Company had repurchased 27,986 shares totaling $342 thousand at an average price of $12.22.

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

There were no transfers of any assets or liabilities between levels 1, 2 and 3 in 2012.

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
September 30, 2012	Value)	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Securities available for sale:
State and political subdivisions	$16,644	$—	$16,644	$—
Small business administration	1,855	—	1,855	—
Residential mortgage-backed debt	24,297	—	24,297	—
Equity securities	300	—	300	—
Total	$43,096	$—	$43,096	$—

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
December 31, 2011	Value)	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Securities available for sale:
State and political subdivisions	$13,666	$—	$13,666	$—
Small business administration	924	—	924	—
Residential mortgage-backed debt	21,533	—	21,533	—
Equity securities	300	—	300	—
Total	$36,423	$—	$36,423	$—

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
September 30, 2012	Value)	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Impaired loans:
Construction and land development	$3,711	$—	$—	$3,711
Commercial real estate	10,250	—	—	10,250
Residential real estate	2,632	—	—	2,632
Commercial and industrial	3,165	—	—	3,165
Consumer	14	—	—	14
Total impaired loans	$19,772	$—	$—	$19,772
Foreclosed properties:
Commercial real estate	$2,263	$—	$—	$2,263
Total foreclosed properties	$2,263	$—	$—	$2,263

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
	(Fair	Prices	Inputs	Inputs
December 31, 2011	Value)	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Impaired loans:
Construction and land development	$4,181	$—	$—	$4,181
Commercial real estate	9,825	—	—	9,825
Residential real estate	2,095	—	—	2,095
Commercial and industrial	5,194	—	—	5,194
Consumer	17	—	—	17
Total impaired loans	$21,312	$—	$—	$21,312
Foreclosed properties:
Commercial real estate	$3,095	$—	$—	$3,095
Residential real estate	396	$—	$—	396
Total foreclosed properties	$3,491	$—	$—	3,491

Note 12.  Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
FINANCIAL ASSETS
Cash and cash equivalents	$23,486	$23,486	$23,486	$—	$—
Investment securities available for sale	43,096	43,096	—	43,096	—
Restricted stock	1,504	1,504	—	1,504	—
Net loans	223,434	236,077	—	—	236,077

FINANCIAL LIABILITIES
Deposits	$264,814	$276,464	—	—	$276,464
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,805	—	—	10,805
Junior subordinated debentures	6,186	6,186	—	—	6,186

December 31, 2011
FINANCIAL ASSETS
Cash and cash equivalents	$26,848	$26,848	$26,848	$—	$—
Investment securities available for sale	36,423	36,423	—	36,423	—
Restricted stock	1,510	1,510	—	1,510	—
Net loans	209,099	206,182	—	—	206,182

FINANCIAL LIABILITIES
Deposits	$246,487	$258,232	—	—	258,232
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,788	—	—	10,788
Junior subordinated debentures	6,186	6,186	—	—	6,186

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2012 and December 31, 2011:

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

Loans

Loans increased by $14.28 million, or 6.72%, from December 31, 2011, to a balance of $226.59 million as of September 30, 2012, and by $16.9 million, or 8.06% from September 30, 2011.

Deposits

Deposits increased by $18.33 million, or 7.44%, from December 31, 2011 to a balance of $264.81 million as of September 30, 2012, and by $18.63 million, or 7.57% from September 30, 2011.  The balance of certificates of deposit increased to $112.35 million as of September 30, 2012 from $109.18 million as of December 31, 2011; while noninterest-bearing demand deposits increased by $7.65 million to $50.68 million from $43.03 million, NOW and savings accounts increased to $23.92 million from $22.21 million, and money market accounts increased to $77.87 million from $72.07 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), since July 21, 2011 banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses.  At this time, there has been little impact from the elimination of this prohibition on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended September 30, 2012 and 2011

Net income was $301 thousand for the three months ended September 30, 2012, as compared to $156 thousand of net income for the same period in 2011.  The increase in earnings for this quarter in 2012 is primarily related to a decrease in the level of the provision for loan losses which was $900 thousand in the three month period ended September 30, 2011, as compared to $360 thousand of provision for loan losses in the same period in 2012.  The increase in the loan loss provision to $360 thousand from the $65 thousand recognized during the first six months was primarily related to one (1) commercial and industrial loan relationship that deteriorated quickly at the end of September 2012.  Securities gains of $236 thousand were recognized in 2012, as compared to $383 thousand in 2011.  A provision for foreclosed properties of $276 thousand was recorded in 2012, compared to $124 thousand provision in 2011.  Net interest income for the quarter ended September 30, 2012 increased (on a tax-equivalent basis) to $2.89 million from $2.82 million for the same period in 2011.  Basic earnings per share for the three months ended September 30, 2012 and 2011 were $0.20 and $0.11, respectively, and were based on weighted-average number of shares outstanding of 1,512,309 and 1,482,044, respectively.  Diluted earnings per share for the three months ended September 30, 2012 and 2011 were $0.20 and $0.10, respectively, and were based on weighted-average number of shares outstanding of 1,519,781 and 1,519,305, respectively.

The Company experienced an annualized return on average assets of 0.39% and 0.21% for the three-months ended September 30, 2012 and 2011, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 4.52% and 2.54% for the three-month periods ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 and 2011

Net income was $1.12 million for the nine months ended September 30, 2012, as compared to $680 thousand of net income for the same period in 2011.  The increase in earnings for this period in 2012 is primarily related to a decrease in the level of the provision for loan losses from $1.52 million in 2011 to $425 thousand in 2012.  Securities gains of $456 thousand were recognized in 2012, as compared to $386 thousand in 2011.  A provision of $501 thousand for foreclosed properties was recorded in 2012, compared to $124 thousand provision in 2011.  Net interest income for the nine months ended September 30, 2012 increased (on a tax-equivalent basis) to $8.50 million from $8.23 million for the same period in 2011.  Basic earnings per share for the nine months ended September 30, 2012 and 2011 were $0.74 and $0.46, respectively, and were based on weighted-average number of shares outstanding of 1,515,283 and 1,477,708, respectively.  Diluted earnings per share for the nine months ended September 30, 2012 and 2011 were $0.74 and $0.45, respectively, and were based on weighted-average number of shares outstanding of 1,516,369 and 1,513,849, respectively.

The Company experienced an annualized return on average assets of 0.49% and 0.31% for the nine-month periods ended September 30, 2012 and 2011.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 5.67% and 3.76% for the nine-month periods ended September 30, 2012 and 2011, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2012			2011
Three Months Ended September 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$—	$—	—%	$1,460	$—	—%
Interest bearing deposits in other banks	20,405	11	0.21	24,299	14	0.23
Investment securities (1):
Taxable	32,086	161	1.99	29,028	205	2.80
Tax-exempt (2)	15,163	176	4.61	16,355	226	5.48
Loans (3)	224,703	3,039	5.37	210,646	3,126	5.89
Total interest-earning assets	292,357	3,387	4.60	281,788	3,571	5.03
Noninterest-earning assets	16,268			15,316
Total assets	$308,625			$297,104

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$17,326	$9	0.21%	$14,833	$8	0.21%
Savings accounts	6,347	1	0.06	5,328	2	0.15
Money market accounts	78,126	90	0.46	68,324	91	0.53
Certificates of deposit $100,000 or more	44,303	121	1.08	46,588	186	1.58
Certificates of deposit less than $100,000	64,309	145	0.90	74,953	251	1.34
Short-term borrowings	2,700	18	2.64	3,587	34	3.76
Long-term borrowings	10,000	81	3.21	10,000	81	3.21
Junior subordinated debentures	6,186	33	2.12	6,186	101	6.48
Total interest-bearing liabilities	229,297	498	0.86	229,799	754	1.30
Noninterest-bearing deposits	51,384			41,790
Noninterest-bearing liabilities	1,299			904
Total liabilities	281,980			272,493
Total shareholders’ equity	26,645			24,611
Total liabilities and shareholders’ equity	$308,625			$297,104
Net interest income		$2,889			$2,817
Net interest spread			3.74%			3.73%
Net interest margin			3.92%			3.97%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2) Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $60 thousand in 2012 and $77 thousand in 2011 are included in the calculation of the tax-exempt investment interest income.

(3) Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $31 thousand in 2012 and $31 thousand in 2011 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $31 thousand in 2012 and $9 thousand in 2011.

	2012			2011
Nine Months Ended September 30, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$190	$—	—%	$1,288	$1	0.10%
Interest bearing deposits in other banks	24,459	41	0.22	29,556	52	0.24
Investment securities (1):
Taxable	31,441	515	2.18	27,344	579	2.83
Tax-exempt (2)	12,463	465	4.97	13,850	595	5.74
Loans (3)	218,172	9,024	5.51	208,951	9,370	6.00
Total interest-earning assets	286,725	10,045	4.67	280,989	10,597	5.04
Noninterest-earning assets	16,733			11,306
Total assets	$303,458			$292,295

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$16,998	$29	0.23%	$14,753	$30	0.27%
Savings accounts	6,164	3	0.06	5,078	4	0.11
Money market accounts	77,439	268	0.46	71,480	379	0.71
Certificates of deposit $100,000 or more	42,187	371	1.17	47,095	580	1.65
Certificates of deposit less than $100,000	66,265	479	0.97	69,886	787	1.50
Short-term borrowings	2,700	59	2.91	1,580	45	3.81
Long-term borrowings	10,000	241	3.21	10,000	240	3.21
Junior subordinated debentures	6,186	100	2.15	6,186	303	6.55
Total interest-bearing liabilities	227,939	1,550	0.91	226,058	2,368	1.40
Noninterest-bearing deposits	48,076			41,371
Noninterest-bearing liabilities	1,146			781
Total liabilities	277,161			268,210
Total shareholders’ equity	26,297			24,085
Total liabilities and shareholders’ equity	$303,458			$292,295
Net interest income		$8,495			$8,229
Net interest spread			3.76%			3.64%
Net interest margin			3.95%			3.92%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2) Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $158 thousand in 2012 and $202 thousand in 2011 are included in the calculation of the tax-exempt investment interest income.

(3) Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $93 thousand in 2012 and $96 thousand in 2011 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $62 thousand in 2012 and $25 thousand in 2011.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended September 30, 2012 compared to 2011			Nine Months Ended September 30, 2012 compared to 2011
	Increase (decrease) Due to		Net increase	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Interest on federal funds sold	$—	$—	$—	$(2)	$1	$(1)
Interest-bearing deposits in other banks	(2)	(1)	(3)	(16)	5	(11)
Investment securities:
Taxable	21	(65)	(44)	155	(219)	(64)
Tax-exempt	(16)	(34)	(50)	(106)	(24)	(130)
Loans	207	(294)	(87)	737	(1,083)	(346)
Total interest income	210	(394)	(184)	768	(1,320)	(552)

Interest expense
Interest-bearing liabilities:
NOW accounts	—	1	1	—	(1)	(1)
Savings Accounts		(1)	(1)	2	(3)	(1)
Money market accounts	13	(14)	(1)	56	(167)	(111)
Certificates of deposit $100,000 or more	(9)	(56)	(65)	(108)	(101)	(209)
Certificates of deposit less than $100,000	(69)	(37)	(106)	(73)	(235)	(308)
Short-term borrowings	(8)	(8)	(16)	57	(43)	30
Long-term borrowings	—	—	—	—	1	1
Junior subordinated debentures	—	(68)	(68)	—	(203)	(203)
Total interest expense	(73)	(183)	(256)	(66)	(752)	(818)
Net interest income	$283	$(211)	$72	$834	$(568)	$266

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

Three Months Ended September 30, 2012 and 2011

Net interest income (on a taxable-equivalent basis) was $2.89 million in 2012 and $2.82 million in 2011.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit and junior subordinated debentures, coupled with a decrease in volume of certificates of deposit, which was partially offset by a slightly higher volume of loans and investments, but at lower rates.  Average earning assets increased by $10.57 million, or 3.75%, since September 30, 2011.  The yield on earning assets in 2012 decreased by 43 basis points to 4.60% from 5.03% in 2011.  The decrease of 44 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on certificates of deposit and junior subordinated debentures.  The Company’s net interest margin was 3.92% and 3.97%, and the net interest spread was 3.74% and 3.73%, for the three-month periods ended September 30, 2012 and 2011, respectively.

Interest expense decreased 33.95% from $754 thousand in 2011 to $498 thousand in 2012, due to the reduced rates paid on interest-bearing liabilities, which decreased to 0.86% in 2012 from 1.30% in 2011 primarily as a result in declines in rates on certificates of deposit, money market accounts and junior subordinated debentures.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Nine Months Ended September 30, 2012 and 2011

Net interest income (on a taxable-equivalent basis) was $8.50 million in 2012 and $8.23 million in 2011.  The change in net interest income was primarily driven by lower rates paid on certificates of deposit, money market accounts and junior subordinated debentures, and an improvement in the volume of taxable investment securities, which was partially offset by a slightly higher volume of loans, but at lower rates.  Average earning assets increased by $5.74 million, or 2.04%, since September 30, 2011.  The yield on earning assets in 2012 decreased by 37 basis points to 4.67% from 5.04% in 2011.  The decrease of 49 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid certificates of deposit, money market accounts and junior subordinated debentures.  The Company’s net interest margin was 3.95% and 3.92%, and the net interest spread was 3.76% and 3.64%, for the nine-month periods ended September 30, 2012 and 2011, respectively.

Interest expense decreased 34.54% from $2.37 million in 2011 to $1.55 million in 2012, due to the reduced rates paid on interest-bearing liabilities, which decreased to 0.91% in 2012 from 1.40% in 2011 primarily as a result in declines in rates on certificates of deposit, money market accounts and junior subordinated debentures, coupled with a decrease in volume of certificates of deposit.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Noninterest Income

Noninterest income was $434 thousand and $989 thousand for the three and nine-month periods ended September 30, 2012, respectively, and was $527 thousand and $806 thousand for the same periods in 2011.  There were $236 thousand and $456 thousand in gains on sale of securities for the three and nine months ended September 30, 2012 respectively, while there were $383 thousand and $386 thousand for the same periods in 2011 respectively.  The Company purchased $4.50 million and $3.00 million in bank owned life insurance in May 2011 and September 2012, respectively, which has generated $39 thousand and $118 thousand of income for the three and nine months ended September 30, 2012 compared to $41 thousand and $61 thousand for the same periods in 2011.

Noninterest Expense

Noninterest expense amounted to $2.49 million and $2.18 million for the three-month periods ended September 30, 2012 and 2011, respectively.  Noninterest expense for the nine-month periods ended September 30, 2012 and 2011 amounted to $7.24 million and $6.36 million, respectively.  The primary increase in noninterest expense for the three-month periods in 2012 compared to 2011 relates to an increase in the provision for foreclosed properties of $152 thousand, advertising of $45 thousand, and salaries expense of $73 thousand.  The primary increase in noninterest expense for the nine-month periods in 2012 compared to 2011 relates to an increase in the provision for foreclosed properties of $377 thousand, salaries expense of $208 thousand, and advertising of $163 thousand.

Income Taxes

During the three months ended September 30, 2012, the Company incurred an income tax expense of $82 thousand compared to a benefit of $3 thousand during the same period in 2011.  The effective tax rates for the three-month periods in 2012 and 2011 were 21.41% and (1.96)%, respectively.  The increase in income tax expense in 2012 is due to the higher level of pre-tax income and the lower proportion of tax-exempt income, which includes income from municipal securities and bank owned life insurance.  During the nine months ended September 30, 2012, the Company recognized income tax expense of $448 thousand compared to $184 thousand during the same period in 2011.  The effective tax rates for the nine-month periods in 2012 and 2011 were 28.59% and 21.30%, respectively.  The increase in income tax expense in 2012 is due to the higher level of pre-tax income and the lower level of tax-exempt income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(73.19) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of September 30, 2012, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at September 30, 2012.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

September 30, 2012

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Interest-bearing deposits in other banks	$21,736	$—	$—	$—	$21,736
Investment securities(1)	—	5,996	9,176	27,624	42,796
Loans	76,493	54,511	67,995	27,592	226,591
Total interest-earning assets	98,229	60,507	77,171	55,216	291,123

Liabilities
Savings and NOW accounts	1,196	2,392	2,392	17,938	23,918
Money Market accounts	3,893	7,787	7,787	58,400	77,867
Certificates of deposit	60,745	36,676	14,928	—	102,349
Short-term borrowings	2,700	—	—	—	2,700
Long-term borrowings	—	—	10,000	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186
Total interest-bearing liabilities	74,720	46,855	35,107	76,338	233,020
Interest rate sensitivity gap	$23,509	$13,652	$42,064	$(21,122)	$58,103
Cumulative interest rate sensitivity gap	$23,509	$37,161	$79,225	$58,103
Cumulative gap ratio as a percentage of total assets	7.58%	11.98%	25.55%	18.74%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 100, 200, 300 and 400 basis points or a decrease for the same amounts, but not below zero.  The results show that with a rise in the prime interest rate the Company’s net interest income would increase by 0.03% for 100 basis points, but decreases by 1.68%, 2.72% and 3.20% for 200, 300 and 400 basis points, respectively.  A decrease in the prime interest rate of 100 basis points or more was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three and nine-month periods ended September 30, 2012 was $360 thousand and $425 thousand, respectively, compared to $900 thousand and $1.52 million for the same periods in 2011.  The increase in the loan loss provision to $360 thousand from the $65 thousand recognized during the first six months was primarily related to one (1) commercial and industrial loan relationship that deteriorated quickly at the end of September 2012.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At September 30, 2012 and December 31, 2011, the allowance for loan losses was $3.16 million and $3.22 million, respectively.  The change in the allowance from December 31, 2011 reflects the provision of $425 thousand less net charge-offs of $484 thousand, consisting of $497 thousand in charge-offs and $13 thousand in recoveries, as compared to a provision of $1.52 million less net charge-offs of $2.10 million, consisting of $2.13 million in charge-offs and $28 thousand in recoveries in the same period of 2011.  The $497 thousand of charge-offs in 2012 is a result of one (1) construction and land development relationship, two (2) commercial real estate relationships, one (1) residential real estate relationship, two (2) commercial and industrial relationships and three (3) consumer relationships, as compared to $2.13 million of charge-offs in 2011 as a result of one (1) construction and land development relationship, nine (9) commercial real estate relationships and three (3) commercial and industrial loans.

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

Management believes that the allowance for loan losses is adequate at September 30, 2012.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of September 30, 2012 and December 31, 2011, the real estate loan portfolio constituted 85% and 89% of the total loan portfolio, respectively.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $11.63 million of at September 30, 2012.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Average total loans outstanding during period	$224,703	$210,646	$214,870	$208,951
Balance at beginning of period	$3,202	$3,615	$3,216	$3,718
Recoveries — construction and land development	—	6	—	6
Recoveries — residential real estate	—	—	1	—
Recoveries — commercial and industrial	3	—	11	21
Recoveries — consumer	1	—	1	1
Total recoveries	4	6	13	28
Charge-offs — construction and land development	—	—	(37)	(2)
Charge-offs — commercial real estate	(84)	(1,379)	(84)	(1,969)
Charge-offs — residential real estate	—	—	(47)	—
Charge-offs — commercial and industrial	(323)	(13)	(323)	(161)
Charge-offs — consumer	(2)	—	(6)	—
Total charge-offs	(409)	(1,392)	(497)	(2,132)
Net charge-offs	(405)	(1,386)	(484)	(2,104)
Provision charged to operating expenses	360	900	425	1,515
Balance at end of period	$3,157	$3,129	$3,157	$3,129
Ratios of net charge-offs to average loans	0.18%	0.66%	0.22%	1.01%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

	September 30,		December 31,
Allocation of Allowance for Loan Losses (dollars in thousands)	2012	% of Loans	2011	% of Loans
Construction and land development	$273	8%	$326	9%
Real estate - mortgage loans:
Commercial real estate	1,884	60%	2,064	62%
Residential real estate	436	17%	460	17%
Total mortgage loans	2,320	77%	2,524	79%
Commercial and industrial	550	14%	351	11%
Consumer	14	1%	15	1%
	$3,157	100%	$3,216	100%

Information concerning the Company’s nonperforming assets is as follows:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Nonperforming loans:
Construction and land development	$847	$1,049
Commercial real estate	2,476	795
Residential real estate	266	148
Commercial and industrial	663	32
Total nonperforming loans	4,252	2,024
Loans 90 days past due and still accruing	250	—
Total nonperforming loans	4,502	2,024
Foreclosed properties:
Foreclosed properties — commercial real estate	2,263	3,095
Foreclosed properties — residential real estate	—	396
Total foreclosed properties	2,263	3,491
Total nonperforming assets	$6,765	$5,515
Nonperforming assets to total assets	2.17%	1.89%

There were no other interest-bearing assets at September 30, 2012 or December 31, 2011 classified as past due 90 days or more and still accruing, other than one construction and land development loan in the amount of $250 thousand as of September 30, 2012, problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Impaired loans with no allowance:
Construction and land development	$3,013	$2,510
Commercial real estate	9,219	9,217
Residential real estate	1,990	1,950
Commercial and industrial	2,666	5,163
Consumer	14	17
Total impaired loans with no allowance	$16,902	$18,857

Impaired loans with allowance:
Construction and land development	$792	$1,771
Commercial real estate	1,130	689
Residential real estate	697	191
Commercial and industrial	599	32
Total impaired loans with allowance	$3,218	$2,683
Specific allocation of allowance	$348	$228

	September 30,	December 31,
(dollars in thousands)	2012	2011
Impaired performing loans:
Construction and land development	$2,958	$3,232
Commercial real estate	7,147	7,022
Residential real estate	1,359	873
Commercial and industrial	1,864	4,875
Troubled debt restructurings:
Commercial real estate	726	2,089
Residential real estate	1,062	1,120
Commercial and industrial	738	288
Consumer	14	17
Total impaired performing loans	$15,868	$19,516

Impaired nonperforming loans (nonaccrual):
Construction and land development	$815	$988
Commercial real estate	979	426
Residential real estate	266	148
Commercial and industrial	2	32
Troubled debt restructurings:
Construction and land development	32	61
Commercial real estate	1,497	369
Commercial and industrial	661	—
Total impaired nonperforming loans	$4,252	$2,024
Total impaired loans	$20,120	$21,540

At September 30, 2012, there were $16.90 million of impaired loans with no specific reserves that consisted of five (5) construction and land development loans in the aggregate amount to $3.01 million, seventeen (17) commercial real estate loans in the aggregate amount of $9.22 million, ten (10) residential real estate loans in the aggregate amount of $1.99 million, thirteen (13) commercial and industrial loans totaling $2.67 million and one (1) consumer loan for $14 thousand.  By comparison at December 31, 2011 there were $18.86 million of impaired loans which required no specific reserves consisting of four (4) construction and land development loans in the aggregate amount to $2.51 million, fifteen (15) commercial real estate loans in the aggregate amount of $9.22 million, eight (8) residential real estate loans in the aggregate amount of $1.95 million, ten (10) commercial and industrial loans totaling $5.16 million and one (1) consumer loan for $17 thousand.  In addition at September 30, 2012, there were $3.22 million of impaired loans which required specific reserves, totaling $348 thousand, that consisted of one (1) construction and land development loan in the aggregate amount of $792 thousand, five (5) commercial real estate loans in the aggregate amount of $1.13 million, two (2) residential real estate loans aggregating $697 thousand and two (2) commercial and industrial loans in aggregate amount of $599 thousand, compared to $2.68 million of impaired loans which required specific reserves totaling $228 thousand, that consisted of four (4) construction and land development loans in the aggregate amount of $1.77 million, four (4) commercial real estate loans in the aggregate amount of $689 thousand, one (1) residential real estate loan for $191 thousand and one (1) commercial and industrial loan of $32 thousand at December 31, 2011.  All of the impaired loan relationships discussed are in different types of businesses.

There are no loans that had a specific allowance as of December 31, 2011 that are still in the Company’s loan portfolio as of September 30, 2012 where the specific allowance has been reduced or eliminated.

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

The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower’s situation and the causes of the weakness in the individual loan.  To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan.  For the first nine months of 2012, the Company has not made any concessions on any residential mortgage loans.

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $4.73 million as of September 30, 2012.  These included loans converted to interest only periods for six to twelve months in the amount of $2.30 million, reduced interest rates on loans in the amount of $900 thousand, and loans that have been re-amortized in the amount of $1.54 million.  These loans have specific reserves of $172 thousand based on the collateral value.

As noted above the Company does not have a formal modification program and it does not have any loans as of September 30, 2012 that had been modified and then subsequently re-defaulted in 2012.

Loans classified as non-performing are nonaccrual loans and loans 90 days or more past due.  The Company has one (1) construction and land development loan in the amount of $250 thousand that is 90 days or more past due that is still in an accruing status. If a loan has been modified and it is current as to principal and interest for a period of at least six months then it is classified as a performing loan, otherwise it is considered to be a non-performing loan.

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

The Company has recorded partial charge-offs of $383 thousand in 2012, and $563 thousand in prior years on loans that are still in the loan portfolio as of September 30, 2012 for a aggregate total of 946 thousand.

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

Commitments to extend credit and standby letters of credit were as follows:

September 30,
2012
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$32,601
Standby letters of credit	1,959
Total	$34,560

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities that can be recognized as capital for regulatory purposes.  The interest rate on the trust preferred securities and underlying subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly to 163 basis points over three-month LIBOR.  On September 15, 2012, the most recent interest rate reset date, the interest rate was adjusted to 2.01875% for the period ending December 15, 2012.  The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with no outstanding balance as of September 30, 2012 or December 31, 2011.  This facility matures on July 22, 2013, has a floating interest rate equal to the Wall Street Journal prime rate, subject to a minimum rate of 3.75%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Company also has an unsecured borrowing arrangement with an unaffiliated third party in the amount of $2.7 million as of September 30, 2012.  This facility matures on July 12, 2013, at a fixed rate of 2.50%, and requires quarterly interest payments only. The Company expects to have these credit facilities renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of September 30, 2012 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of September 30, 2012, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

Proposed Changes in Capital Requirements.  In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”).  Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.  Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.

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

The FRB, the FDIC and the OCC issued a joint Notice of Proposed Rulemaking in June 2012 (the “Basel III Notice”), which proposes to implement Basel III under regulations substantially consistent with the above.  One additional proposed change from current practice proposed in the Basel III Notice, included as part of the definition of CET1 capital, would require banking institutions to generally include the amount of Additional Other Comprehensive Income (which primarily consists of unrealized gains and losses on available for sale securities which are not required to be treated as OTTI, net of tax) in calculating regulatory capital.  The Basel III Notice also proposes a 4% minimum leverage ratio.

Additionally, the FRB, the FDIC and the OCC issued a second Notice of Proposed Rulemaking in June 2012 (the “Standardized Approach Notice”) which would change the manner of calculating risk weighted assets.  Under this Notice, new methodologies for determining risk-weighted assets in the general capital rules are proposed, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors.  They also include risk weighting of equity exposures and past due loans, potential changes in the weighting of residential mortgage loans depending on the risk characteristics of the loan; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

The components of the Basel III framework remain subject to revision or amendment, as are the rules proposed by the U.S. regulatory agencies in the Basel III Notice and Standardized Approach Notice.  Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010, and as proposed in the Basel III Notice and Standardized Approach Notice.  Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets, and changes in the manner of calculating risk weighted assets, could adversely impact our net income and return on equity.

On June 25, 2012, the Company authorized the repurchase of up to 300,000 shares of its common stock, for an aggregate expenditure of not more than $5.0 million, through September 30, 2017, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of September 30, 2012, there have been no shares repurchased by the Company.  The Company’s prior repurchase program expired as of June 30, 2012 and had authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million.  As of September 30, 2012 under the prior repurchase plan the Company had repurchased 27,986 shares totaling $342 thousand at an average price of $12.22.  No shares were repurchased during the quarter ended September 30, 2012.

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

Item 3.                                                       Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 28.

Item 4.           Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.  Not Applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Sales of Unregistered Securities.  None

(b)         Use of Proceeds.       Not Applicable.

(c)          Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2012	0	N/A	0	0
August 1-31, 2012	0	N/A	0	0
September 1-30, 2012	0	N/A	0	300,000(2)

(1)          On June 25, 2012, the Company’s Board of Directors approved a share repurchase program that authorizes the repurchase of up to 300,000 shares of the Company’s outstanding common stock, subject to a maximum expenditure of $5.0 million.  Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until September 30, 2017, or earlier termination of the program by the Board.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission.
(2)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission.
(3)	Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2009.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2009.
(7)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.
(9)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: November 2, 2012	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: November 2, 2012	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer and Chief Operating Officer