Form 10-K
period 2012-12-31
FREDERICK COUNTY BANCORP INC
filed 2013-02-20
CIK 1258831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2012 was approximately $11.8 million. As of February 1, 2013, the number of outstanding shares of the Common Stock, $0.01 par value, of Frederick County Bancorp, Inc. was 1,508,574.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 23, 2013, are incorporated by reference in Part III hereof.

Form 10-K Cross Reference of Material Incorporated by Reference

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Shareholders, to be held on April 23, 2013, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Page 70.
	Item 1A.	Risk Factors. No disclosure required as the Company is a smaller reporting company.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 73.
	Item 3.	Legal Proceedings. See "Legal Proceedings" at Page 74.
	Item 4.	Mine Safety Disclosures. Not applicable.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Page 82.
	Item 6.	Selected Financial Data. See "Five-Year Summary of Financial Information" at Page 4.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Page 5.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Market Risk, Liquidity and Interest Rate Sensitivity" at page 10.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Page 28.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A	Controls and Procedures. See "Management's Report on Internal Control over Financial Reporting" at page 26 and "Disclosure Controls and Procedures" at Page 27.
	Item 9B.	Other Information. None.
PART III	Item 10.
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

There have been no material changes in the procedures by which shareholders may recommend nominees to the Company's Board of Directors since the proxy statement for the 2012 annual meeting of shareholders.

	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Executive Compensation" and "Election of Directors—Director's Compensation" in the Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Securities Authorized for Issuance Under Equity Compensation Plans" under the heading "Market for Common Stock and Dividends" at Page 82. The other information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Holders" in the Proxy Statement.
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
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statement Schedules" at Page 87.

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

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
Summary of Operating Results:
Total interest income	$13,013	$13,612	$14,496	$14,001	$15,480
Total interest expense	2,044	3,010	3,948	5,274	7,116

Net interest income	10,969	10,602	10,548	8,727	8,364
Provision for loan losses	1,275	1,740	1,660	1,175	935

Net interest income after provision for loan losses	9,694	8,862	8,888	7,552	7,429
Securities gains	1,050	386	283	235	26
(Loss) gain on sale of foreclosed properties	(82)	(18)	—	(37)	15
Bank owned life insurance	187	101	—	—	—
Other noninterest income (excluding gains and losses)	673	526	566	577	535
Noninterest expenses	9,603	8,517	7,956	6,791	6,526

Income before provision for income taxes	1,919	1,340	1,781	1,536	1,479
Provision for income taxes	524	316	626	488	441

Net income	1,395	1,024	1,155	1,048	1,038
Other comprehensive (loss) income, net of taxes	(335)	834	(77)	78	(9)

Comprehensive income	$1,060	$1,858	$1,078	$1,126	$1,029

Per Share Data:
Basic earnings	$0.92	$0.69	$0.79	$0.72	$0.71
Diluted earnings	$0.92	$0.68	$0.78	$0.71	$0.69
Dividends declared	$0.20	$0.10	—	—	—
Book value at period-end	$17.40	$16.81	$15.79	$14.88	$14.11
Shares outstanding at period-end	1,508,574	1,514,314	1,469,364	1,461,802	1,460,802
Weighted average shares outstanding:
Basic	1,513,941	1,487,307	1,469,100	1,461,079	1,460,670
Diluted	1,515,663	1,513,763	1,482,350	1,475,068	1,503,372
Other Data (At Year-End):
Assets	$314,459	$292,012	$289,043	$258,559	$254,562
Investments	36,292	37,933	31,699	25,643	21,639
Loans	229,288	212,315	209,387	214,943	211,840
Deposits	268,113	246,487	248,624	219,312	216,883
Short-term borrowings	2,700	2,700	300	500	—
Long-term borrowings	10,000	10,000	10,000	10,000	10,000
Junior subordinated debentures	6,186	6,186	6,186	6,186	6,186
Shareholders' equity	26,256	25,457	23,195	21,750	20,612
Performance Ratios:
Return on average assets	0.46%	0.35%	0.40%	0.40%	0.40%
Return on average shareholders' equity	5.29%	4.20%	5.04%	4.92%	5.12%
Allowance for loan losses to total loans	1.56%	1.51%	1.78%	1.45%	1.47%
Nonperforming assets to total loans and foreclosed properties	3.44%	4.18%	6.95%	0.67%	0.74%
Nonperforming assets to total assets	2.53%	3.09%	5.05%	0.56%	0.61%
Ratio of net charge-offs to average loans	0.42%	1.07%	0.49%	0.56%	0.21%
Average equity to average assets	8.61%	8.35%	8.02%	8.19%	7.83%
Tier 1 capital to risk-weighted assets	12.25%	12.69%	12.86%	11.81%	11.59%
Total capital to risk-weighted assets	13.50%	13.94%	14.11%	13.06%	12.84%

 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Frederick County Bancorp, Inc. (the "Bancorp"), the parent company for its wholly-owned subsidiary Frederick County Bank (the "Bank" and together with Bancorp, the "Company"), was organized in September 2003. The Bank was incorporated under the laws of the state of Maryland in August 2000 and commenced banking operations in October 2001. The Bank provides its customers with various banking services. The Bank offers various loan and deposit products to their customers. The Bank's customers include individuals and commercial enterprises within its principal market area consisting of Frederick County, Maryland. The Company operates out of five banking offices located in the City of Frederick and Walkersville, Maryland, the newest of which opened in January 2012. The Company also has a subsidiary trust, established to issue trust preferred securities, and two subsidiaries established to hold foreclosed properties. The two subsidiaries established to hold foreclosed properties are known as FCB Holdings, Inc (a direct subsidiary of Bancorp) and FCB Hagerstown, LLC (a direct subsidiary of the Bank). See Note 8 to the consolidated financial statements for the year ended December 31, 2012 (the "consolidated financial statements") for additional disclosures related to the subsidiary trust.

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

        During 2012, the economy in Frederick County continued to maintain slow growth, like the economy for many regions in the United States and many countries throughout the world. The average unemployment rate for Frederick County continued to improve and remained at a relatively low level of 5.7% at November 30, 2012, a decline of 0.3%, from the 6.0% at December 31, 2011, and compared favorably to the Maryland rate of 6.8% and the national rate of 8.1%. Businesses, as well as consumers, felt the continuing effects of the downturn as the slow improvement in the economy has produced minimal results in activity and job production. The effects of this downturn have had an effect on the loans that the Company has made. However, management believes the local economy may be somewhat insulated from the full impact of the slow economy that may be felt in other parts of the country because of the local presence of a federal government medical research installation that has seen government funds continue to flow into Frederick County.

        Net income was $1.40 million, $1.02 million and $1.16 million for the years ended December 31, 2012, 2011 and 2010, respectively. Basic and diluted earnings per share for 2012 were $0.92 and $0.92, respectively, for 2011 were $0.69 and $0.68, respectively and for 2010 were $0.79 and $0.78, respectively.

        Return on average assets and return on average shareholders' equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. The Company experienced returns on average assets of 0.46%, 0.35% and 0.40% for the years ended December 31, 2012, 2011 and 2010, respectively. The Company experienced a return on average shareholders' equity of 5.29%, 4.20% and 5.04% for the years ended December 31, 2012, 2011 and 2010, respectively.

        During the year ended December 31, 2012, the Company experienced a relatively strong increase in total assets, as compared to recent years. Total assets stood at $314.46 million on December 31, 2012 as compared to $292.01 million at December 31, 2011 and $289.04 million at December 31, 2010. Gross loans increased $16.97 million, or 7.99%, in 2012 to end the period at $229.29 million compared to $212.32 million at December 31, 2011 and $209.39 million at December 31, 2010. During 2012, money market accounts increased approximately $11.60 million, and total deposits increased to $268.11 million at December 31, 2012, up from $246.49 million at December 31, 2011 and from $248.62 million at December 31, 2010. During 2012, the Company's investment portfolio decreased slightly to $34.79 million at December 31, 2012, as compared to $36.42 million at December 31, 2011, and $31.70 million at December 31, 2010.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

        The "Comparative Statement Analysis" on the next page shows average balances of asset and liability categories, interest income and interest paid, and average yields and rates for the periods indicated.

Net Interest Income

        Net interest income is generated from the Company's lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and rate-related fee income on earning assets (primarily loans and investment securities) and the interest paid on the funds (primarily deposits) supporting them. The Company primarily utilizes deposits to fund loans and investments, with a small amount of additional funding from junior subordinated debentures and short-term and long-term borrowings. In future periods it may utilize a higher level of short-term and long-term borrowings, including borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB"), federal funds lines with correspondent banks and repurchase agreements, to fund operations, depending on economic conditions, deposit availability and pricing, interest rates and other factors.

        The taxable-equivalent interest income of $13.34 million earned in 2012 was $657 thousand lower than the $13.99 million earned in 2011, which was $796 thousand lower than the amount realized in 2010. The decrease in interest income in 2012 was primarily due to the lower average yield earned on the loan portfolio, which was offset somewhat by the increased volume in loan portfolio. The decrease in interest income in 2011 was primarily due to the decreased volume of loans, along with the lower average yield earned on the loan portfolio, which was offset somewhat by the increased volume in investment securities.

        The interest expense decreased from $3.95 million in 2010 to $3.01 million in 2011 and by $966 thousand in 2012 to $2.04 million. The primary factor in the decreased interest expense in 2011 and 2012 was the reduction of the rates paid on the interest-bearing liabilities, as a result of repricing of liabilities to reflect the actions of the Federal Reserve, as well as the migration of deposits from certificates of deposit to other, lower cost, categories of deposits. Average interest bearing liabilities increased 2.00% in 2012 to $229.87 million and 1.43% in 2011 to $225.35 million from $222.18 million in 2010. The average rate paid on these liabilities decreased from 1.78% to 1.34% from 2010 to 2011 and continued to decline to 0.89% during 2012, as the percentage of liabilities represented by certificates of deposit declined, and the rates paid on these deposits along with the money market accounts declined as they renewed or were replaced at current market rates. The Company feels that the rates paid on its deposit liabilities should remain stable, subject to a slight increase as a result of competitive factors, local market conditions and customer preferences. In addition, as a result of the end, in December 2011, of the fixed rate period on the junior subordinated debt, the average rate paid decreased from 6.53% in 2010 to 6.34% in 2011 and to 2.13% for 2012.

        During 2012, the loan yields and the rates paid on interest bearing liabilities decreased due to the impact of prior reductions of the federal funds target rate maintained by the Federal Reserve, in addition to their other actions, which would include the quantitative easing measures that have been implemented over the past year or so, and the decreased reliance on higher rate funding sources, including certificates of deposits, which dropped to 47.5% of average interest-bearing liabilities in 2012 from 51.7% in 2011 and 54.9% in 2010. The Federal Reserve eased the federal funds rate down to a range of 0% to 0.25% as of December 31, 2008 and has maintained this level through December 31, 2012.

        The Company's net interest margin (net interest income as a percent of average interest-earning assets) was 3.89%, 3.93% and 3.89%, and the net interest spread (the spread between yields on average interest-earning assets and rates paid on average interest-bearing liabilities) was 3.71%, 3.67% and 3.53% for the years ended December 31, 2012, 2011 and 2010, respectively.

Comparative Statement Analysis

	Years Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate	Average daily balance	Interest income/ expense	Average yield/rate
Assets
Interest-earning assets:
Federal funds sold	$142	$—	0.00%	$1,286	$1	0.08%	$1,175	$2	0.17%
Interest-bearing deposits in other banks	25,845	59	0.23%	28,337	66	0.23%	25,967	59	0.23%
Investment securities(1):
Taxable	30,758	651	2.11%	27,499	744	2.71%	27,499	715	2.60%
Tax-exempt(2)	11,962	583	4.86%	13,083	739	5.65%	7,535	464	6.16%
Loans(3)	220,574	12,042	5.44%	209,420	12,442	5.94%	216,371	13,548	6.26%

Total interest-earning assets	289,281	13,335	4.60%	279,625	13,992	5.00%	278,547	14,788	5.31%

Noninterest-earning assets	17,118			12,561			7,125

Total assets	$306,399			$292,186			$285,672

Liabilities and Shareholders' Equity
Interest-bearing liabilities
NOW accounts	$17,108	38	0.22%	$14,824	38	0.26%	$13,794	31	0.22%
Savings accounts	6,263	4	0.06%	5,092	5	0.10%	5,065	5	0.10%
Money market accounts	78,479	364	0.46%	70,840	465	0.66%	64,667	679	1.05%
Certificates of deposit $100,000 or more	43,978	501	1.14%	46,219	730	1.58%	49,826	996	2.00%
Certificates of deposit less than $100,000	65,151	607	0.93%	70,329	994	1.41%	72,210	1,368	1.89%
Short-term borrowings	2,700	76	2.81%	1,863	65	3.49%	430	19	4.42%
Long-term borrowings	10,000	322	3.21%	10,000	321	3.21%	10,000	446	4.46%
Junior subordinated debentures	6,186	132	2.13%	6,186	392	6.34%	6,186	404	6.53%

Total interest-bearing liabilities	229,865	2,044	0.89%	225,353	3,010	1.34%	222,178	3,948	1.78%

Noninterest-bearing deposits	48,993			41,566			39,691
Noninterest-bearing liabilities	1,167			865			895

Total liabilities	280,025			267,784			262,764

Shareholders' equity	26,374			24,402			22,908

Total liabilities and shareholders' equity	$306,399			$292,186			$285,672

Net interest income		$11,291			$10,982			$10,840

Net interest spread			3.71%			3.67%			3.53%

Net interest margin			3.89%			3.93%			3.89%

(1)
Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders' equity.

(2)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $198 thousand in 2012, $251 thousand in 2011 and $158 thousand in 2010 are included in the calculation of the tax-exempt investment securities interest income.

(3)
Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%. Taxable-equivalent adjustments of $124 thousand in 2012, $129 thousand in 2011 and $134 thousand in 2010 are included in the calculation of the loan interest income. Loans placed on nonaccrual status are included in average balances. Net loan fees included in interest income totaled $9 thousand in 2012, $34 thousand in 2011 and $90 thousand in 2010.

Rate/Volume Analysis

        The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net increase (decrease)	Volume	Rate	Net increase (decrease)
Interest Income
Interest-earning assets:
Federal funds sold	$(1)	$—	$(1)	$—	$(1)	$(1)
Interest-bearing deposits in other banks	(6)	(1)	(7)	5	2	7
Investment securities:
Taxable	88	(181)	(93)	—	29	29
Tax-exempt	(63)	(93)	(156)	342	(67)	275
Loans	661	(1,061)	(400)	(435)	(671)	(1,106)

Total interest income	679	(1,336)	(657)	(88)	(708)	(796)

Interest Expense
Interest-bearing liabilities:
NOW accounts	6	(6)	—	2	5	7
Savings accounts	1	(2)	(1)	—	—	—
Money market accounts	50	(151)	(101)	65	(279)	(214)
Certificates of deposit $100,000 or more	(35)	(194)	(229)	(72)	(194)	(266)
Certificates of deposit less than $100,000	(73)	(314)	(387)	(36)	(338)	(374)
Short-term borrowings	29	(18)	11	63	(17)	46
Long-term borrowings	—	1	1	—	(125)	(125)
Junior subordinated debentures	—	(260)	(260)	—	(12)	(12)

Total interest expense	(22)	(944)	(966)	22	(960)	(938)

Net interest income	$701	$(392)	$309	$(110)	$252	$142

Noninterest Income

        Noninterest income was $1.83 million in 2012 and $995 thousand in 2011, attributable primarily to service fees on deposit accounts and ATM interchange fees. Included in the noninterest income are securities gains of $1.05 million in 2012 and $386 thousand in 2011. Also included in noninterest income for 2012 and 2011 are losses of $82 thousand and $18 thousand respectively on the sale of foreclosed property. Noninterest income also increased during 2012 as a result of $187 thousand of income on bank owned life insurance purchased in May 2011 and September 2012, compared to $101 thousand in 2011.

Noninterest Expenses

        Noninterest expenses were $9.60 million in 2012 and $8.52 million in 2011. See Note 12 to the consolidated financial statements for a schedule showing a detailed breakdown of the Company's noninterest expenses. The primary increase in noninterest expense in 2012 compared to 2011 relates to an increase in the provision for foreclosed properties of $592 thousand, an increase of advertising expenses of $197 thousand and additional depreciation of $96 thousand related to the new East Frederick branch that opened in January 2012.

Income Taxes

        The Company incurred $524 thousand, $316 thousand and $626 thousand of income tax expenses in 2012, 2011 and 2010. The effective tax rates are 27.31% for 2012, 23.58% for 2011 and 35.15% for 2010. The increase to the income tax rate in 2012 is primarily due to the higher level of pre-tax income, whereas the decrease in the income tax rate in 2011 is primarily due to lower net income and a higher proportion of tax-exempt income to pre-tax income, which includes income from municipal securities and bank owned life insurance, to taxable income.

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

        The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice. While these contracts are extremely short, it is the Company's belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities ratably over all periods. If all of the Company's NOW, money market, and savings accounts were treated as repricing in one year or less, the Company would have a cumulative negative gap at one year or less of $(81.76) million.

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

        The following table, "Interest Rate Sensitivity Gap Analysis," summarizes, as of December 31, 2012, the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities, the Company's interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company's cumulative interest rate sensitivity gap, and the Company's cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position. Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities. During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

        It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at December 31, 2012. The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates. Moreover, it does not account for timing differences that occur during periods of repricing. For example, changes to deposit rates traditionally tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case. Nor does it account for the effects of competition on pricing of deposits and loans. For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.

Interest Rate Sensitivity Gap Analysis
December 31, 2012

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Interest-bearing deposits in other banks	$30,349	$—	$—	$—	$30,349
Investment securities(1)	—	6,284	8,081	20,122	34,487
Loans	66,609	48,185	80,784	33,710	229,288

Total interest-earning assets	96,958	54,469	88,865	53,832	294,124

Liabilities
Savings and NOW Accounts	1,187	2,373	2,373	17,800	23,733
Money Market Accounts	4,184	8,368	8,368	62,755	83,675
Certificates of Deposit	62,419	33,937	13,093	—	109,449
Short-term borrowings	2,700	—	—	—	2,700
Long-term borrowings	—	10,000	—	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	76,676	54,678	23,834	80,555	235,743

Interest rate sensitivity gap	$20,282	$(209)	$65,031	$(26,723)	$58,381

Cumulative interest rate sensitivity gap	$20,282	$20,073	$85,104	$58,381

Cumulative gap ratio as a percentage of total assets	6.27%	6.21%	26.31%	18.05%

(1)
Excludes equity securities.

        In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on period end Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period. The model is then subjected to a "shock test" assuming a sudden prime interest rate increase of 100, 200, 300 and 400 basis points or a decrease for the same amounts, but not below zero. The results show that with a rise in the prime interest rate the Company's net interest income would increase by 0.82% for 100 basis points, but decrease by 0.56%, 2.08% and 3.00% for 200, 300 and 400 basis points, respectively. A decrease in the prime interest rate of 100 basis points or more was not considered to be feasible since this would imply that the federal funds interest rate would fall below zero.

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

Investment Portfolio

        The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for secured public funds, repurchase agreements and other short-term borrowings. Management has historically emphasized investments with a weighted-average life of seven years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. At December 31, 2012, the mortgage-backed debt securities had a weighted-average life of 5.93 years, and the municipal securities had a weighted-average life of 7.80 years, giving the total investment portfolio a weighted-average life of 6.67 years. The average tax-equivalent yield earned on the investment portfolio for 2012, 2011 and 2010 was 2.89%, 3.65% and 3.37%, respectively. The mortgage-backed securities portfolio consists entirely of U.S. government agency securities and does not include any private label, subprime or Alt-A type investments, which would carry a higher degree of risk.

        The Company had $1.53 million in bonds in an unrealized loss position amounting to $9 thousand at December 31, 2012 that were temporarily impaired due to the current interest rate environment and not increased credit risk. At December 31, 2012, the Company had no investment securities that were other-than-temporarily impaired. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of shareholders' equity at December 31, 2012.

        The following tables set forth certain information regarding the Company's investment portfolio at the dates indicated.

Available-for-Sale Portfolio

	December 31,
	2012			2011			2010
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
States and political subdivisions:
Due after five years through ten years	$3,234	$3,316	4.59%	$6,038	$6,437	4.74%	$2,094	$2,085	5.36%
Due after ten years	6,468	6,605	4.09%	6,814	7,230	5.49%	7,005	6,932	5.74%
Small business administration:
Due after ten years	1,763	1,847	2.94%	889	924	3.69%	—	—	—%
Mortgage-backed debt securities	22,250	22,720	2.14%	21,055	21,532	2.65%	20,830	20,861	2.71%
Equity securities	300	300	—%	300	300	—%	300	300	—%

	$34,015	$34,788	2.77%	$35,096	$36,423	3.56%	$30,229	$30,178	3.57%

Loan Portfolio

        The Company makes real estate construction and land development, commercial and residential real estate mortgage, commercial and industrial, and consumer loans. The commercial real estate mortgage loans are generally secured by the property and have a maximum loan to value ratio at origination of 75% and generally a term of five to ten years. The residential real estate mortgage loans are generally secured by the property and have a maximum loan to value ratio at origination of 75% and generally a term of one to five years, although they may have terms up to thirty years. The Company does not make it a practice of establishing an interest reserve account as part of the loan funding amount. The commercial and industrial loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the Bank. These loans typically have a maximum loan to value ratio at origination of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made based on the financial strength of the individual borrower. The collateral for secured consumer loans may be marketable securities, automobiles, recreational vehicles or deposits in the Bank. The usual term for these loans is three to five years.

        The following table sets forth the distribution of the Company's loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

	December 31,
(dollars in thousands)	2012		2011		2010		2009		2008
Real estate—construction and land development	$19,448	8%	$18,996	9%	$15,742	8%	$15,726	7%	$17,049	7%

Real estate—mortgage:
Commercial properties	137,217	60%	131,329	62%	128,998	62%	113,373	52%	112,384	52%
Residential properties	40,288	18%	35,863	17%	37,143	17%	48,717	23%	45,842	23%

Total real estate—mortgage	177,505	78%	167,192	79%	166,141	79%	162,090	75%	158,226	75%

Commercial and industrial	30,470	13%	24,273	11%	25,778	12%	35,397	17%	34,827	17%
Consumer	1,865	1%	1,854	1%	1,726	1%	1,730	1%	1,738	1%

Total loans	$229,288	100%	$212,315	100%	$209,387	100%	$214,943	100%	211,840	100%

Less allowance for loan losses	(3,571)		(3,216)		(3,718)		(3,127)		(3,120)

Net loans	$225,717		$209,099		$205,669		$211,816		$208,720

        As of December 31, 2012, the real estate loan portfolio constituted 86% of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Company has $11.86 million and $11.16 million in outstanding balances of interest-only home equity lines of credit at December 31, 2012 and 2011, respectively.

        During 2012, the balance of loans in the construction and land development and commercial real estate categories has increased moderately. During 2010, the Company intentionally limited the origination of real estate construction and land development loans, raising credit standards, as management believed the market for projects being financed was becoming overheated; however, during 2011 and into 2012 management felt that the risks had somewhat abated and resumed this type of lending.

        Under guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital. The Company monitors the level of construction and land development, and non-owner occupied commercial real estate loans in relation to its total risk-weighted capital on at least a quarterly basis. The banking regulators have established guidance limits of 100% and 300% of total risk-weighted capital for construction and land development, and non-owner occupied commercial real estate loans, respectively. These ratios as of December 31, 2012 were 55.12% for construction and land development loans and 172.37% for non-owner occupied commercial real estate loans. While our level of loans in these areas is below the percentages established in the regulatory guidance, there can be no assurance that we will not be required to maintain higher levels of capital as a result of our concentration of loans.

Maturity and Interest Rate Sensitivity of Loans

        The following table presents the maturities or repricing periods of loans outstanding at December 31, 2012.

	Maturing in
	One year or less		After 1 through 5 years		After 5 years
(dollars in thousands)	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
Real estate—construction and land development	$3,609	$5,108	$5,450	$3,401	$1,422	$458	$19,448
Real estate—mortgage:
Commercial properties	10,606	2,857	89,794	8,618	19,505	5,837	137,217
Residential properties	5,003	425	15,757	457	4,525	14,121	40,288
Commercial and industrial	1,282	1,677	13,341	6,187	178	7,805	30,470
Consumer	145	—	510	21	96	1,093	1,865

Total	$20,645	$10,067	$124,852	$18,684	$25,726	$29,314	$229,288

Allowance for Loan Losses

        The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The provision for loan losses is determined based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company's loan portfolio. The Company's provision for loan losses in 2012, 2011 and 2010 were $1.28 million, $1.74 million and $1.66 million, respectively. The decrease in the provision for loan losses in 2012 compared to 2011 and 2010 is primarily due to a decrease in the amount of gross charge-offs and no substantial change in the level of substandard loans, which have not required as high a level of reserves as the prior year. In 2012, the Company incurred $957 thousand of gross charge-offs, as compared to $2.27 million in 2011 and $1.28 million in 2010. At December 31, 2012, the allowance for loan losses was $3.57 million or 1.56% of total loans compared to $3.22 million or 1.51% of total loans at December 31, 2011.

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

        The following table reflects activity in the allowance for loan losses for the periods indicated.

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Average total loans outstanding during year	$220,574	$209,420	$216,371	$210,224	$211,806

Balance at beginning of year	$3,216	$3,718	$3,127	$3,120	$2,640

Recoveries:
Construction and land development	—	—	2	—	—
Commercial real estate	—	6	4	—	—
Residential real estate	1	—	—	—	—
Commercial and industrial	35	21	4	4	10
Consumer	1	1	1	—	—

Total recoveries	37	28	213	4	10

Charge-offs:
Construction and land development	(62)	(2)	(173)	(90)	—
Commercial real estate	(120)	(1,969)	(500)	(596)	(76)
Residential real estate	(47)	—	(92)	—	(6)
Commercial and industrial	(723)	(299)	(515)	(474)	(378)
Consumer	(5)	—	(2)	(12)	(5)

Total charge-offs	(957)	(2,270)	(1,282)	(1,172)	(465)

Net charge-offs	(921)	(2,242)	(1,069)	(1,168)	(455)

Provision charged to operating expenses	1,275	1,740	1,660	1,175	935

Balance at end of year	$3,571	$3,216	$3,718	$3,127	$3,120

Ratios of net charge-offs to average loans	0.42%	1.07%	0.49%	0.56%	0.21%

Problem Assets

        The following table reflects the Company's problem assets at the dates indicated. Except as reflected in the tables, there were no other interest-bearing assets at December 31, 2012 classifiable as nonaccrual, 90 days past due or problem assets.

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Nonperforming assets:
Nonaccrual loans:
Construction and land development	$689	$1,049	$111	$103	$—
Commercial real estate	2,788	795	1,913	840	1,103
Residential real estate	262	148	—	—	—
Commercial and industrial	47	32	178	—	94
Consumer	39	—	—	—	—

Total nonaccrual loans	3,825	2,024	2,202	943	1,197

Accruing troubled debt restructurings:
Commercial real estate	257	2,089	7,306	—	—
Residential real estate	1,057	1,120	546	—	—
Commercial and industrial	769	288	1,620	—	—
Consumer	13	17	—	—	—

Total accruing troubled debt restructurings	2,096	3,514	9,472	—	—

Total nonperforming loans	5,921	5,538	11,674	943	1,197

Foreclosed properties:
Commercial real estate	2,048	3,095	231	—	—
Residential real estate	—	396	495	495	363

Total foreclosed properties	2,048	3,491	726	495	363

Total nonperforming assets	$7,969	$9,029	$14,602	$1,438	$1,560

Nonperforming assets to total loans and foreclosed properties at period end	3.44%	4.18%	6.95%	0.67%	0.74%
Nonperforming assets to total assets at period end	2.53%	3.09%	5.05%	0.56%	0.61%
Allowance for loan losses to nonperforming loans at period end	60.31%	58.07%	31.85%	331.60%	260.65%

        Information concerning the Company's recorded investment in impaired loans is as follows:

	December 31,	December 31,
(dollars in thousands)	2012	2011
Impaired loans with no allowance:
Construction and land development	$1,452	$2,510
Commercial real estate	7,039	9,217
Residential real estate	1,619	1,950
Commercial and industrial	1,259	5,163
Consumer	52	17

Total impaired loans with no allowance	$11,421	$18,857

Impaired loans with allowance:
Construction and land development	$788	$1,771
Commercial real estate	1,116	689
Residential real estate	186	191
Commercial and industrial	—	32

Total impaired loans with allowance	$2,090	$2,683

Specific allocation of allowance	$235	$228

	December 31,	December 31,
(dollars in thousands)	2012	2011
Impaired performing loans:
Construction and land development	$1,551	$3,232
Commercial real estate	5,110	7,022
Residential real estate	486	873
Commercial and industrial	443	4,875

Total impaired performing loans	$7,590	$16,002

Impaired nonperforming loans:
Nonaccrual loans:
Construction and land development	$657	$988
Commercial real estate	909	426
Residential real estate	262	148
Commercial and industrial	—	32
Consumer	39	—
Accruing troubled debt restructurings:
Commercial real estate	257	2,089
Residential real estate	1,057	1,120
Commercial and industrial	769	288
Consumer	13	17
Nonaccrual troubled debt restructurings:
Construction and land development	32	61
Commercial real estate	1,879	369
Commercial and industrial	47	—

Total impaired nonperforming loans	$5,921	$5,538

Total impaired loans	$13,511	$21,540

        At December 31, 2012, there were $11.42 million of impaired loans with no specific reserves that consisted of four (4) construction and land development loans in the aggregate amount of

$1.45 million, fourteen (14) commercial real estate loans in the aggregate amount of $7.04 million, nine (9) residential mortgage loans aggregating $1.62 million, three (3) commercial and industrial loans totaling $1.26 million and two (2) consumer loans aggregating $52 thousand. By comparison at December 31, 2011, there were $18.86 million of impaired loans with no specific reserves that consisted of four (4) construction and land development loans in the aggregate amount to $2.51 million, fifteen (15) commercial real estate loans in the aggregate amount of $9.22 million, eight (8) residential mortgage loans aggregating $1.95 million, ten (10) commercial and industrial loans totaling $5.16 million and one (1) consumer loan aggregating $17 thousand. In addition at December 31, 2012, there were $2.09 million of impaired loans, which required specific reserves totaling $235 thousand, that consisted of one (1) construction and land development loan for $788 thousand, five (5) commercial real estate loans in the aggregate amount of $1.11 million and one (1) residential mortgage loan for $186 thousand compared to $2.68 million of impaired loans at December 31, 2011, which required specific reserves totaling $228 thousand, that consisted of four (4) construction and land development loans aggregating $1.77 million, four (4) commercial real estate loans in the aggregate amount of $689 thousand, one (1) residential mortgage loan for $191 thousand and one (1) commercial and industrial loan for $32 thousand.

        There are no loans that had a specific allowance as of December 31, 2011 that are still in the Company's loan portfolio as of December 31, 2012 where the specific allowance has been reduced or eliminated.

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

        Impaired loans include loans that have been classified as substandard or worse. However, certain of such loans have been paying as agreed and have remained current, with some financial issues related to cash flow that has caused some concern as to the ability of the borrower to perform in accordance with the current loan terms, but it has not been extreme enough to require the loan be put into a nonaccruing status. At December 31, 2012, there were $9.69 million of such loans, as compared to $19.52 million at December 31, 2011.

        The Company does not have a formal modification program such as the Making Home Affordable Program, but instead uses a system whereby loans are modified on a case-by-case basis, based upon an analysis of the individual borrower's situation and the causes of the weakness in the individual loan. To date, loan modifications have primarily involved commercial real estate mortgages and commercial and industrial loans and have included reducing the interest rate on the loan to a level that is in line with current market rates for similar type loans, converting to an interest only period, usually six to twelve months, or re-amortizing the loan. During 2012, the Company has not made any concessions on any residential mortgage loans.

        Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $4.01 million as of December 31, 2012; consisting of loans converted to interest only periods for six to twelve months in the amount of $1.74 million, reduced interest rates on loans in the amount of $894 thousand, and loans that have been re-amortized in the amount of $1.37 million. These loans have specific reserves of $66 thousand based on the collateral value.

        As noted above the Company does not have a formal modification program and it does not have any loans as of December 31, 2012 that had been modified and then subsequently re-defaulted in 2012.

        Loans classified as nonperforming are nonaccrual loans and loans 90 days or more past due. The Company does not have any loans 90 days or more past due that are still in an accruing status. If a loan has been modified and it is current as to principal and interest for a period of at least six months then it is classified as a performing loan, otherwise it is considered to be a nonperforming loan.

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

        The Company has recorded $1.06 million in partial charge-offs related to one (1) construction and land development, five (5) commercial real estate and two (2) commercial and industrial loan relationships that are still in the loan portfolio as of December 31, 2012.

        The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole. Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of future loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses

	December 31,
(dollars in thousands)	2012	% of Loans	2011	% of Loans	2010	% of Loans	2009	% of Loans	2008	% of Loans
Real estate:
Construction and land development	$348	8%	$326	9%	$273	8%	$195	7%	$333	8%

Mortgage:
Commercial properties	2,060	60%	2,064	62%	2,546	61%	1,942	58%	2,141	58%
Residential properties	468	18%	460	17%	432	18%	354	17%	137	17%

Total mortgage	2,528	78%	2,518	79%	2,978	79%	2,296	75%	2,278	75%

Commercial and industrial	680	13%	351	11%	455	12%	617	17%	472	16%
Consumer	15	1%	15	1%	12	1%	19	1%	37	1%

	$3,571	100%	$3,216	100%	$3,718	100%	$3,127	100%	$3,120	100%

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

        Approximately 40.8% and 44.3% of the Company's deposits at December 31, 2012 and 2011, respectively, are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Time deposits in denominations of $100,000 or more can be more volatile and more expensive than time deposits of less than $100,000. However, because the Bank focuses on relationship banking, and most of these deposits are obtained from the local community, historical experience has been that large time deposits have not been more volatile or significantly more volatile or expensive than smaller denomination certificates. In the second quarter of 2011, management decided to expand the Company's funding sources and added $10.0 million of brokered deposits, which were still outstanding as of December 31, 2012. These funds were obtained at interest rates lower than local market interest rates. While sometimes requiring higher interest rates, brokered deposits carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. All of the brokered deposits are fully insured by the FDIC. This insurance and the capital position of the Company reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. There is a risk that some deposits would be lost if rates were to increase and the Company elected not to remain competitive with its own deposit rates. Under those conditions, the Company believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of loans.

        The following tables provide a summary of the Company's deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2012, 2011 and 2010.

Average Deposits and Average Rate

	December 31,
	2012		2011		2010
(dollars in thousands)	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate	Average Daily Balance	Average Rate
Noninterest-bearing demand deposits	$48,993	—	$41,566	—	$39,691	—
Interest-bearing demand deposits:
NOW accounts	17,108	0.22%	14,824	0.26%	13,794	0.22%
Money market accounts	78,479	0.46%	70,840	0.66%	64,667	1.05%
Savings accounts	6,263	0.06%	5,092	0.10%	5,065	0.10%
Certificates of deposit:
$100,000 or more	43,978	1.14%	46,219	1.58%	49,826	2.00%
Less than $100,000	65,151	0.93%	70,329	1.41%	72,210	1.89%

Total average deposits	$259,972	0.58%	$248,870	0.90%	$245,253	2.99%

Maturities of Certificates of Deposit—$100,000 or More

	December 31,
(dollars in thousands)	2012	2011	2010
Maturing in:
3 months or less	$8,478	$5,692	$5,157
Over 3 months through 6 months	1,666	2,486	2,980
Over 6 months through 12 months	15,522	9,523	24,153
Over 12 months	22,962	21,951	15,275

	$48,628	$39,652	$47,565

Borrowings

        For liquidity purposes and for customer convenience, the Company also utilizes short-term borrowings, which includes federal funds lines of credit to purchase overnight funds from correspondent banks and an unsecured line of credit for Bancorp. The Company also offers retail repurchase agreements, which are securities sold under an agreement to repurchase, which is considered to be a short-term borrowing. There were no retail repurchase agreements outstanding at December 31, 2012, 2011 or 2010. The following table set forth certain information regarding the Company's short-term borrowings at the dates indicated.

Short-Term Borrowings

(dollars in thousands)	2012	2011	2010
Total outstanding at year-end	$2,700	$2,700	$300
Average amount outstanding during the year	$2,700	$1,863	$430
Maximum amount outstanding at any month-end	$2,700	$2,700	$500
Weighted-average interest rate at year-end	2.81%	3.00%	4.25%
Weighted-average interest rate during the year	2.50%	3.49%	4.42%

        The short-term borrowings at December 31, 2012 consist of an unsecured loan from an unaffiliated third party in the amount of $2.70 million with a fixed interest rate of 2.50% and matures in July 2013. The short-term borrowings at December 31, 2011 consists of an unsecured loan from an unaffiliated third party in the amount of $2.70 million with a fixed interest rate of 3.00% and matured in July 2012.

The short-term borrowings at December 31, 2010 consisted of a $4.00 million unsecured revolving line of credit borrowing arrangement from an unaffiliated financial institution with an outstanding amount of $300 thousand at a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, that matured on July 22, 2011 and has subsequently been renewed until July 22, 2013. The Company's unused lines of credit for short-term borrowings totaled $13.00 million at both December 31, 2012 and 2011. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amount of $4.00 million both as of December 31, 2012 and 2011, and unsecured federal funds lines of credit from two unaffiliated financial institutions for the Bank in the totaling $9.00 million both at December 31, 2012 and 2011, respectively.

Long-Term Borrowings

        At December 31, 2012 and 2011, the Company had $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta ("FHLB"). There are two advances in the amounts of $5.00 million each, which bear interest rates of 3.29% and 3.05%, and each of which matures on November 19, 2015. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's residential mortgage loan portfolio.

Trust Preferred Securities/Junior Subordinated Debentures

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a trust subsidiary organized under Connecticut law, of which Bancorp owns all $186 thousand of the common securities. The principal asset of the Trust is $6.186 million of Bancorp's junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR. On December 15, 2012, the interest rate was adjusted to 1.9380% for the period ending March 15, 2013. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust securities. The proceeds from this issuance were used to repay a $450 thousand short-term debt obligation that matured in January 2007, capital injections of $4.50 million into the Bank, and the remaining proceeds were used to supplement the Company's capital for continued growth and other general corporate purposes. The trust preferred securities may currently be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill, after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may currently be included as part of total qualifying capital in Tier 2 capital, subject to limitation. At December 31, 2012, all of the trust preferred securities qualified as Tier 1 capital.

Capital Resources

        The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms. On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities, as discussed above, that can be recognized as capital for regulatory purposes. The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with no outstanding balance as of December 31, 2012 or 2011. This facility matures on July 22, 2013, has a floating interest rate equal to the Wall Street Journal prime rate plus 0.50%, subject to a minimum rate of 4.25%, and requires monthly interest payments only. The purpose of this facility is to provide capital to the Bank, as needed. The Company does not anticipate any issues with the renewal of this credit facility.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it is subject as of December 31, 2012 and that the Company would meet such requirements if applicable. See Note 13 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

        As of December 31, 2012, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table in Note 13 to the consolidated financial statements. There are no conditions or events since that notification which management believes have changed the Bank's category.

        On June 25, 2012, the Company authorized the repurchase of up to 300,000 shares of its common stock, for an aggregate expenditure of not more than $5.0 million, through September 30, 2017, or earlier termination of the program by the Board of Directors. Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company's shares. As of December 31, 2012 the Company had repurchased 8,650 shares, for an aggregate price of $104 thousand and an average price of $12.08 per share. The Company's prior repurchase program expired as of June 30, 2012 and had authorized the repurchase of up to 146,000 shares of its common stock, for an aggregate expenditure of not more than $4.5 million. Through June 30, 2012, under the prior repurchase plan the Company had repurchased 27,986 shares, for an aggregate price of $342 thousand and an average price of $12.22 per share.

        At December 31, 2012, the Bank's capital ratios significantly exceeded the regulatory requirements for well capitalized banks, with ratios of 13.39% and 12.14% for Total Risk-Based Capital and Tier 1 Capital, respectively, compared to the regulatory minimums to be well capitalized of 10.00% and 6.00%, and compared to ratios of 13.79% and 12.53% at December 31, 2011. The slight decline in the Bank's capital ratios over the course of 2012 resulted primarily from an increase in Total Risk-Based Capital of $1.54 million, while being offset by an increase in risk-weighted assets of $18.57 million. Management of the Company believes that its level of existing capital is adequate to support continued successful implementation of the Company's business plan without the need for government capital assistance. In light of regulatory pressures on substantially all banks, and the Company's desire, to maintain capital levels in excess of the minimum requirements for well capitalized status, the Company has relatively little room for asset growth without an additional capital infusion, through borrowing or through the issuance of additional capital stock.

        During 2012, the Company declared aggregate dividends of $0.20 per common share, for a total of $303 thousand.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the "COSO" criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012. Management's assessment concluded that there were no material weaknesses within the Company's internal control over financial reporting.

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Frederick, Maryland

        We have audited the accompanying consolidated balance sheets of Frederick County Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2012. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick County Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

/s/ Stegman & Company

Baltimore, Maryland
February 19, 2013

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(dollars in thousands)	2012	2011
Assets
Cash and due from banks	$2,202	$1,680
Federal funds sold	—	1,105
Interest-bearing deposits in other banks	30,349	24,063

Cash and cash equivalents	32,551	26,848

Investment securities available-for-sale—at fair value	34,788	36,423
Restricted stock	1,504	1,510
Loans	229,288	212,315
Less: Allowance for loan losses	(3,571)	(3,216)

Net loans	225,717	209,099

Bank premises and equipment	6,734	6,459
Bank owned life insurance	7,788	4,601
Foreclosed properties	2,048	3,491
Accrued interest and other assets	3,329	3,581

Total assets	$314,459	$292,012

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$51,256	$43,030
Interest-bearing deposits	216,857	203,457

Total deposits	268,113	246,487

Short-term borrowings	2,700	2,700
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	1,204	1,182

Total liabilities	288,203	266,555

Commitments and Contingencies (Notes 9, 16, and 17)
Shareholders' Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,508,574 and 1,514,314 shares issued and outstanding, respectively	15	15
Additional paid-in capital	15,663	15,621
Retained earnings	10,110	9,018
Accumulated other comprehensive income	468	803

Total shareholders' equity	26,256	25,457

Total liabilities and shareholders' equity	$314,459	$292,012

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2012	2011
Interest income:
Interest and fees on loans	$11,918	$12,313
Interest and dividends on investment securities:
Taxable	597	692
Tax exempt	385	488
Dividends	54	52
Interest on federal funds sold	—	1
Other interest income	59	66

Total interest income	13,013	13,612

Interest expense:
Interest on deposits	1,514	2,232
Interest on short-term borrowings	76	65
Interest on long-term borrowings	322	321
Interest on junior subordinated debentures	132	392

Total interest expense	2,044	3,010

Net interest income	10,969	10,602
Provision for loan losses	1,275	1,740

Net interest income after provision for loan losses	9,694	8,862

Noninterest income:
Securities gains	1,050	386
Bank owned life insurance income	187	101
Loss on sale of foreclosed properties	(82)	(18)
Service fees	355	305
Other operating income	318	221

Total noninterest income	1,828	995

Noninterest expenses:
Salaries and employee benefits	5,071	4,949
Occupancy and equipment expenses	1,412	1,268
Other operating expenses	3,120	2,300

Total noninterest expenses	9,603	8,517

Income before provision for income taxes	1,919	1,340
Provision for income taxes	524	316

Net income	$1,395	$1,024

Basic earnings per share	$0.92	$0.69

Diluted earnings per share	$0.92	$0.68

Basic weighted average number of shares outstanding	1,513,941	1,487,307

Diluted weighted average number of shares outstanding	1,515,663	1,513,763

Dividends declared per share	$0.20	$0.10

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
(dollars in thousands)	2012	2011
Net income	$1,395	$1,024
Changes in net unrealized gains on securities available for sale, net of income taxes of $196 in 2012 and $696 in 2011	301	1,068
Reclassification adjustment for gains realized, net of income taxes of $414 in 2012 and $152 in 2011	(636)	(234)

Total comprehensive income	$1,060	$1,858

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Years Ended December 31, 2012 and 2011
(dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2011	1,469,364	15	15,069	8,142	(31)	23,195
Comprehensive income				1,024	834	1,858
Dividends declared on common stock, $0.10 per share				(148)		(148)
Shares repurchased	(22,850)		(280)			(280)
Shares issued under stock option transactions	67,800		679			679
Compensation expense from stock option transactions			109			109
Excess tax benefit from stock-based awards			44			44

Balance, December 31, 2011	1,514,314	$15	$15,621	$9,018	$803	$25,457
Comprehensive income				1,395	(335)	1,060
Dividends declared on common stock, $0.20 per share				(303)		(303)
Shares repurchased	(8,650)		(104)			(104)
Shares issued under stock option transactions	2,910		33			33
Compensation expense from stock option transactions			107			107
Excess tax benefit from stock-based awards			6			6

Balance, December 31, 2012	1,508,574	$15	$15,663	$10,110	$468	$26,256

See Notes to Consolidated Financial Statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$1,395	$1,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	373	286
Deferred income taxes (benefits)	(239)	132
Provision for loan losses	1,275	1,740
Securities gains	(1,050)	(386)
Net premium amortization on investment securities	439	349
Loss on disposal of bank premises and equipment	7	—
Bank owned life insurance income	(187)	(101)
Loss on sale of foreclosed property	82	18
Stock-based compensation expense	107	109
Provision for foreclosed properties	716	124
Excess tax benefit from stock-based awards	(6)	(44)
Decrease in accrued interest and other assets	497	191
Increase (decrease) in accrued interest and other liabilities	241	(80)

Net cash provided by operating activities	3,650	3,362

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(23,313)	(18,000)
Proceeds from sales of investment securities available-for-sale	17,623	7,612
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	7,382	5,558
Redemptions of restricted stock	6	11
Net increase in loans	(17,528)	(8,314)
Purchase of bank owned life insurance	(3,000)	(4,500)
Purchases of bank premises and equipment	(654)	(1,769)
Proceeds from sale of foreclosed properties	279	265

Net cash used in investing activities	(19,205)	(19,137)

Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	21,353	4,880
Net increase (decrease) in time deposits	273	(7,017)
Proceeds from short-term borrowings	—	2,700
Repayment of short-term borrowings	—	(300)
Proceeds from issuance of common stock	33	679
Repurchase of common stock	(104)	(280)
Dividends paid on common stock	(303)	(148)
Excess tax benefit from stock-based awards	6	44

Net cash provided by financing activities	21,258	558

Net increase (decrease) in cash and cash equivalents	5,703	(15,217)
Cash and cash equivalents—beginning of year	26,848	42,065

Cash and cash equivalents—end of year	$32,551	$26,848

Supplemental cash flow disclosure:
Interest paid	$2,047	$3,034

Income taxes paid	$764	$522

Transfer of loans to foreclosed properties	$—	$3,144

Transfer of foreclosed properties to loans	$366	$—

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Operations and Significant Accounting Policies: (Continued)

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

        Restricted stock is stock from the Federal Home Loan Bank of Atlanta ("FHLB"), the Federal Reserve Bank and the Atlantic Central Banker's Bank, which are restricted as to their marketability. Because no ready market exists for these investments and they have no quoted market value, the Bank's investment in these stocks are carried at cost.

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Operations and Significant Accounting Policies: (Continued)

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Operations and Significant Accounting Policies: (Continued)

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

        Loans classified as substandard or worse are considered for impairment testing. A substandard loan shows signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. The borrower on such loans typically exhibits one or more of the following characteristics: financial ratios and profitability margins are well below industry average; a negative cash flow position exists; debt service capacity is insufficient to the service debt and an improvement in the cash flow position is unlikely within the next twelve months; secondary and tertiary means of debt repayment are weak. Loans classified as substandard are characterized by the probability that the Bank will not collect amounts due according to the contractual terms or sustain some loss if the deficiencies are not corrected.

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Operations and Significant Accounting Policies: (Continued)

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Operations and Significant Accounting Policies: (Continued)

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

        The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company's policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2009.

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Operations and Significant Accounting Policies: (Continued)

whereas diluted EPS essentially reflects the potential dilution in basic EPS, determined using the treasury stock method, that could occur if other contracts to issue common stock were exercised.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2012	2011
Net income	$1,395	$1,024

Basic earnings per share	$0.92	$0.69

Diluted earnings per share	$0.92	$0.68

Basic weighted average number of shares outstanding	1,513,941	1,487,307

Effect of dilutive securities—stock options	1,722	26,456

Diluted weighted average number of shares outstanding	1,515,663	1,513,763

Anti-dilutive securities outstanding	36,737	—

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

Recent Accounting Pronouncements

        There are no recent accounting pronouncements that pertain to the Company's consolidated financial statements.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2. Compensating Balances:

        Compensating balance arrangements exist with various correspondent banks. These noninterest-bearing deposits are maintained in lieu of cash payments for standard bank services. The required balances amounted to $750 thousand at each of December 31, 2012 and 2011. In addition, for the reserve maintenance period in effect at December 31, 2012 and 2011, the Company was required to maintain balances of $350 thousand with the Federal Reserve Bank.

Note 3. Investments:

        The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2012 and 2011 are as follows:

Available-for-sale

December 31, 2012 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and political subdivisions:
Due after five years through ten years	$3,234	$82	$—	$3,316
Due after ten years	6,468	146	9	6,605

	9,702	228	9	9,921

Small business administration:
Due after ten years	1,763	84	—	1,847
Residential mortgage-backed debt securities	22,250	470	—	22,720
Equity securities	300	—	—	300

	$34,015	$782	$9	$34,788

December 31, 2011 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and political subdivisions:
Due after five years through ten years	$6,038	$399	$—	$6,437
Due after ten years	6,814	415	—	7,229

	12,852	814	—	13,666

Small business administration:
Due after ten years	889	35	—	924

Residential mortgage-backed debt securities	21,055	481	3	21,533
Equity securities	300	—	—	300

	$35,096	$1,330	$3	$36,423

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments: (Continued)

        Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2012 (dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed debt securities	$1,534	$9	$—	$—	$1,534	$9

Total temporarily impaired securities	$1,534	$9	$—	$—	$1,534	$9

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2011 (dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed debt securities	$1,351	$3	$—	$—	$1,351	$3

Total temporarily impaired securities	$1,351	$3	$—	$—	$1,351	$3

        The bonds in an unrealized loss position at December 31, 2012 and 2011 were temporarily impaired due to the current interest rate environment and not increased credit risk. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) the Company does not intend to sell these securities and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in cost. All securities owned by the Company are payable at par at maturity. The temporarily impaired securities consisted of two (2) state and political subdivisions, one rated AA- by Standard and Poor's and the other rated Aa3 by Moody's, with an aggregated book value of $1.31 million.

        Included in the investment portfolio at December 31, 2012 and 2011 are securities carried at $8.94 million and $5.43 million, respectively, which are pledged for public fund deposits, to secure repurchase agreements and for other purposes as required and permitted by law.

        Gross gains of $1.05 million and $386 thousand in 2012 and 2011, respectively, were realized from sales of investment securities available-for-sale with proceeds of $17.62 million and $13.35 million, respectively.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments: (Continued)

Restricted Stock

        The following table shows the amounts of restricted stock as of December 31, 2012 and 2011:

(dollars in thousands)	2012	2011
Federal Home Loan Bank of Atlanta	$884	$890
Federal Reserve Bank	580	580
Atlantic Central Bankers Bank	40	40

	$1,504	$1,510

Note 4. Loans and Allowance for Loan Losses:

        Loans consist of the following at December 31, 2012 and 2011:

(dollars in thousands)	2012	2011
Real estate—construction and land development	$19,448	$18,996

Real estate—mortgage:
Commercial properties	137,217	131,329
Residential properties	40,288	35,863

Total real estate—mortgage	177,505	167,192

Commercial and industrial	30,470	24,273
Consumer	1,865	1,854

Total loans	229,288	212,315
Less allowance for loan losses	(3,571)	(3,216)

Net loans	$225,717	$209,099

        At December 31, 2012 and 2011 the Company has $32.09 million and $30.31 million of commercial real estate and residential real estate mortgage loans pledged as collateral for certain borrowings.

        The Company's goal is to mitigate risks from an unforeseen threat to the loan portfolio as a result of an economic downturn or other negative influences. Plans that aid in mitigating these potential risks in managing the loan portfolio include: enforcing loan policies and procedures, evaluating the borrower's business plan through the loan term, identifying and monitoring primary and alternative sources of repayment, and obtaining adequate collateral to mitigate loss in the event of liquidation. Specific reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is used to estimate potential loss exposure and to provide a measuring system for setting general and specific reserve allocations.

        As of December 31, 2012, the real estate loan portfolio constituted 86% of the total loan portfolio. Included in this amount were 8% construction and land development, 60% commercial real estate and 18% residential real estate loans. The commercial real estate can be further broken down to 44% of owner occupied properties and 26% of non-owner occupied properties, as a percent of total loans.

        The Company's construction and land development loans are secured by real property where the loan funds will be used to acquire land and to construct or improve appropriately zoned real property

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Loans and Allowance for Loan Losses: (Continued)

for the creation of income producing or owner occupied commercial properties. Borrowers are generally required to put equity into the project at levels determined by the loan committee and usually are underwritten with a maximum term of 24 months.

        Commercial real estate loans are secured by improved real property which is generating income in the normal course of business. Debt service coverage, assuming stabilized occupancy, must be satisfied to support a permanent loan. The debt service coverage ratio is ordinarily at 1.20 to 1.00. These loans are generally underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.

        Residential real estate loans are secured by the improved real property of the borrower and are usually underwritten with a term of 1 to 5 years, but may be underwritten with terms up to 30 years.

        The Company also makes commercial and industrial loans for a variety of purposes, which include working capital, equipment and accounts receivable financing. This category represents about 13% of the loan portfolio at December 31, 2012 and was generally with a variable interest rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited.

        The following tables show the allowance for loan losses and recorded investment in loans for the years ended December 31, 2012 and 2011:

2012 (dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$326	$2,064	$460	$351	$15	$3,216
Charge-offs	(62)	(120)	(47)	(723)	(5)	(957)
Recoveries	—	—	1	35	1	37
Provisions	84	116	54	1,017	4	1,275

Ending balance	$348	$2,060	$468	$680	$15	$3,571

Ending balance: individually evaluated for impairment	$99	$90	$46	$—	$—	$235

Ending balance: collectively evaluated for impairment	$249	$1,970	$422	$680	$15	$3,336

Loans:
Ending balance	$19,448	$137,217	$40,288	$30,470	$1,865	$229,288

Ending balance: individually evaluated for impairment	$2,240	$8,155	$1,805	$1,259	$52	$13,511

Ending balance: collectively evaluated for impairment	$17,208	$129,062	$38,483	$29,211	$1,813	$215,777

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Loans and Allowance for Loan Losses: (Continued)

2011 (dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$273	$2,546	$432	$455	$12	$3,718
Charge-offs	(2)	(1,969)	—	(299)	—	(2,270)
Recoveries	—	6	21	1	—	28
Provisions	55	1,481	7	194	3	1,740

Ending balance	$326	$2,064	$460	$351	$15	$3,216

Ending balance: individually evaluated for impairment	$100	$81	$46	$1	$—	$228

Ending balance: collectively evaluated for impairment	$226	$1,983	$414	$350	$15	$2,988

Loans:
Ending balance	$18,996	$131,329	$35,863	$24,273	$1,854	$212,315

Ending balance: individually evaluated for impairment	$4,281	$9,906	$2,141	$5,195	$17	$21,540

Ending balance: collectively evaluated for impairment	$14,715	$121,423	$33,722	$19,078	$1,837	$190,775

        Credit quality indicators as of December 31, 2012 and 2011 are as follows:

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

          Substandard—loans in this category show signs of continuing negative financial trends and unprofitability and therefore, are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Loans and Allowance for Loan Losses: (Continued)

        The information for each of the credit quality indicators is updated on a quarterly basis in conjunction with the determination of the adequacy of the allowance for loan losses.

        Commercial credit exposure—Credit risk profile by internally assigned grade:

December 31, 2012 (dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial
Pass	$14,974	$123,535	$27,139
Special mention	1,957	5,899	2,258
Substandard	2,517	7,783	1,073

Total	$19,448	$137,217	$30,470

December 31, 2011 (dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial
Pass	$12,637	$116,689	$17,207
Special mention	2,087	5,434	1,129
Substandard	4,272	9,206	5,937

Total	$18,996	$131,329	$24,273

        Consumer credit exposure—Credit risk profile by internally assigned grade:

December 31, 2012 (dollars in thousands)	Residential Real Estate	Consumer
Pass	$37,594	$1,731
Special mention	1,438	95
Substandard	1,256	39

Total	$40,288	$1,865

December 31, 2011 (dollars in thousands)	Residential Real Estate	Consumer
Pass	$33,122	$1,777
Special mention	714	—
Substandard	2,027	77

Total	$35,863	$1,854

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Loans and Allowance for Loan Losses: (Continued)

        Information on impaired loans for the years ended December 31, 2012 and 2011 are as follows:

2012 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land development	$1,452	$1,477	$—	$2,602	$114
Commercial real estate	7,039	7,721	—	8,535	497
Residential real estate	1,619	1,619	—	1,668	105
Commercial and industrial	1,259	1,614	—	2,972	99
Consumer	52	52	—	23	5

Total	$11,421	$12,483	$—	$15,800	$820

With an allowance recorded:
Construction and land development	$788	$788	$99	$1,042	$51
Commercial real estate	1,116	1,116	90	862	77
Residential real estate	186	186	46	542	13
Commercial and industrial	—	—	—	126	—

Total	$2,090	$2,090	$235	$2,572	$141

Total
Construction and land development	$2,240	$2,265	$99	$3,644	$165
Commercial real estate	8,155	8,837	90	9,397	574
Residential real estate	1,805	1,805	46	2,210	118
Commercial and industrial	1,259	1,614	—	3,098	99
Consumer	52	52	—	23	5

Grand Total	$13,511	$14,573	$235	$18,372	$961

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Loans and Allowance for Loan Losses: (Continued)

2011 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and land development	$2,510	$2,510	$—	$2,274	$146
Commercial real estate	9,217	10,059	—	8,375	551
Residential real estate	1,950	1,950	—	1,157	141
Commercial and industrial	5,163	5,163	—	4,671	305
Consumer	17	17	—	9	1

Total	$18,857	$19,699	$—	$16,486	$1,144

With an allowance recorded:
Construction and land development	$1,771	$1,771	$100	$1,068	$103
Commercial real estate	689	689	81	2,713	48
Residential real estate	191	191	46	354	13
Commercial and industrial	32	32	1	223	2

Total	$2,683	$2,683	$228	$4,358	$166

Total
Construction and land development	$4,281	$4,281	$100	$3,342	$249
Commercial real estate	9,906	10,748	81	11,088	599
Residential real estate	2,141	2,141	46	1,511	154
Commercial and industrial	5,195	5,195	1	4,894	307
Consumer	17	17	—	9	1

Grand Total	$21,540	$22,382	$228	$20,844	$1,310

        Age analysis tables of past due loans as of December 31, 2012 and 2011 are as follows:

December 31, 2012 (dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$—	$689	$689	$18,759	$19,448	$—
Commercial real estate	473	—	222	695	136,522	137,217	—
Residential real estate	260	198	129	587	39,701	40,288	—
Commercial and industrial	67	—	—	67	30,403	30,470	—
Consumer	13	—	—	13	1,852	1,865	—

Total	$813	$198	$1,040	$2,051	$227,237	$229,288	$—

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Loans and Allowance for Loan Losses: (Continued)

December 31, 2011 (dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$—	$1,049	$1,049	$17,947	$18,996	$—
Commercial real estate	1,104	1,094	795	2,993	128,336	131,329	—
Residential real estate	364	49	148	561	35,302	35,863	—
Commercial and industrial	116	—	32	148	24,125	24,273	—
Consumer	2	26	—	28	1,826	1,854	—

Total	$1,586	$1,169	$2,024	$4,779	$207,536	$212,315	$—

        Information on performing and nonaccrual impaired loans as of December 31, 2012 and 2011 is as follows:

(dollars in thousands)	December 31, 2012	December 31, 2011
Impaired performing loans:
Construction and land development	$1,551	$3,232
Commercial real estate	5,110	7,022
Residential real estate	486	873
Commercial and industrial	443	4,875

Total impaired performing loans	$7,590	$16,002

Impaired nonperforming loans:
Nonaccrual loans:
Construction and land development	$657	$988
Commercial real estate	909	426
Residential real estate	262	148
Commercial and industrial	—	32
Consumer	39	—
Accruing troubled debt restructurings:
Commercial real estate	257	2,089
Residential real estate	1,057	1,120
Commercial and industrial	769	288
Consumer	13	17
Nonaccrual troubled debt restructurings:
Construction and land development	32	61
Commercial real estate	1,879	369
Commercial and industrial	47	—

Total impaired nonperforming loans	$5,921	$5

Total impaired loans	$13,511	$21,540

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Loans and Allowance for Loan Losses: (Continued)

        Information on troubled debt restructurings for the years ended December 31, 2012 and 2011 is as follows:

2012 (dollars in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Troubled debt restructurings:
Commercial and industrial	2	$1,172	$1,172

Total	2	$1,172	$1,172

        The troubled debt restructured loans shown in the table were modified during 2012 with the following terms: one (1) loan in the amount of $550 thousand converted to interest only periods for six to twelve months; and one (1) loan in the amount of $622 thousand that has been re-amortized.

2011 (dollars in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Troubled debt restructurings:
Commercial real estate	2	$441	$441
Residential real estate	3	855	855

Total	5	$1,296	$1,296

        The troubled debt restructured loans shown in the table were modified during 2011 with the following terms: four (4) loans in the aggregate amount of $728 thousand converted to interest only periods for six to twelve months; and one (1) loan in the amount of $568 thousand that has been re-amortized.

        There were no loans as of December 31, 2012 that had been modified as troubled debt restructurings during 2012 and then subsequently re-defaulted in 2012.

        At December 31, 2012 there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a troubled debt restructuring.

Note 5. Bank Premises and Equipment:

        Bank premises and equipment consisted of the following at December 31, 2012 and 2011:

(dollars in thousands)	2012	2011
Land	$2,683	$2,683
Construction in Progress	6	1,123
Buildings	3,441	2,269
Furniture and equipment	2,665	2,152
Leasehold improvements	516	477

	9,311	8,704
Less accumulated depreciation and amortization	(2,577)	(2,245)

	$6,734	$6,459

        Depreciation and amortization charged to operations amounted to $373 thousand in 2012 and $277 thousand in 2011.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6. Deposits:

        Certificates of deposit and other time deposits issued in denominations of $100 thousand or more totaled $48.63 million and $39.65 million at December 31, 2012 and 2011, respectively, and are included in interest-bearing deposits in the consolidated balance sheet.

        At December 31, 2012, the maturity distribution of certificates of deposit are as follows:

(dollars in thousands) Maturing in:	Certificates of Deposit
2013	$62,420
2014	21,057
2015	12,880
2016	8,608
2017	4,484

$109,449

        Interest on deposits for the years ended December 31, 2012 and 2011 consists of the following:

(dollars in thousands)	2012	2011
NOW accounts	$38	$38
Savings accounts	4	5
Money market accounts	364	465
Certificates of deposit $100,000 and over	501	730
Certificates of deposit under $100,000	607	994

	$1,514	$2,232

Note 7. Borrowings:

        During 2012 and 2011, the Company had no sales of securities under agreements to repurchase the same securities.

Short-term borrowings:

(dollars in thousands)	2012	2011
Total outstanding at year-end	$2,700	$2,700

Average amount outstanding during the year	$2,700	$1,863

Maximum amount outstanding at any month-end	$2,700	$2,700

Weighted-average interest rate at year-end	2.81%	3.00%

Weighted-average interest rate during the year	2.50%	3.49%

        The Company's unused lines of credit for short-term borrowings totaled $13.00 million and $13.00 million at December 31, 2012 and 2011, respectively. These include an unsecured line of credit from an unaffiliated financial institution for Bancorp in the amount of $4.00 million at each of December 31, 2012 and 2011, and unsecured federal funds lines of credit from unaffiliated financial

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings: (Continued)

institutions for the Bank in an aggregate amount of $9.00 million at each of December 31, 2012 and 2011.

Long-Term Borrowings

        The Company has a secured line of credit with the FHLB in the amount of $23.64 million, which is secured by a blanket lien on its 1-4 family residential mortgage loan portfolio and certain commercial real estate loans. At December 31, 2012 and 2011, the Company had $10.00 million in borrowings under this credit facility. There were two fixed rate advances in the amounts of $5.00 million each, with rates of 3.29% and 3.05%, and with a maturity of November 19, 2015.

Note 8. Trust preferred securities/junior subordinated debentures:

        In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the "Trust"), a trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp's junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR. On December 15, 2012, the most recent interest reset date, the interest rate was adjusted to 1.9380% for the period ending March 15, 2013. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp's option, on any interest payment date. The obligations of Bancorp with respect to the Trust's preferred securities constitute a full and unconditional guarantee by Bancorp of Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities. If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

        The trust preferred securities may currently be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may currently be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

Note 9. Leasing Arrangements:

        The Company leases branch and administrative office facilities under noncancellable operating lease arrangements whose maturity dates extend to May 2020. These leases contain options, which enable the Company to renew the leases at fair rental value for periods of 5 to 10 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indices and include provisions for additional payments to cover taxes, insurance and maintenance. See Note 16 for a

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9. Leasing Arrangements: (Continued)

discussion of the terms of a lease agreement with related parties. The total minimum rental commitment, including renewal periods, under these leases at December 31, 2012 is outlined below:

(dollars in thousands) Years ending December 31	Total
2013	$347
2014	353
2015	358
2016	229
2017	80
Later years	203

$1,570

        Rent expense included in occupancy and equipment expenses amounted to $397 thousand in 2012 and $376 thousand in 2011.

Note 10. Employee Benefit Plans:

401(k) profit sharing plan:

        The Company has a Section 401(k) profit sharing plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company has the discretion to make matching contributions of 100% of the employee's contributions up to 4% of the employee's salary. In 2012 and 2011, the Company made matching contributions of 100%. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

        The Company expensed contributions to the Plan in the amounts of $126 thousand in 2012 and $124 thousand in 2011.

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

        Each Plan participant's account will be adjusted for credited interest or increases or decreases in the realizable net asset value, as applicable, of the designated deemed Plan investments. Benefit payments under the Plan, which in the aggregate equal the participant's vested account balance, will be

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10. Employee Benefit Plans: (Continued)

paid in a lump sum or in five or ten substantially equal, annual installments, commencing on the date or dates selected by the Plan's participants.

        No amounts have been deferred or were expensed under this Plan in the accompanying consolidated statements of income for 2012 or 2011.

Stock-based compensation plans:

        The Company's 2001 Stock Option Plan ("2001 Plan") and 2011 Stock Incentive Plan ("2011 Plan") provide that 260,000 shares and 250,000 shares, respectively, of the Company's common stock will be reserved for the award of incentive stock options ("ISO") and non-incentive stock options ("NQSO") to purchase shares of common stock, and under the 2011 Plan, shares of restricted stock and restricted stock units. At December 31, 2012, there are 200,000 shares remaining that are reserved for future grants under the 2011 Plan, but no shares remaining under the 2001 Plan. The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.

        The following is a summary of transactions in the 2001 and 2011 Plans during the years ended December 31, 2012 and 2011.

	Options Issued And Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2010	235,430	$10.69

Exercised	67,800	10.02
Terminated	47,130	10.00
Granted	—	—

Balance at December 31, 2011	120,500	$11.34

Granted	50,000	11.10
Exercised	2,910	11.35
Terminated	14,750	11.35

Balance at December 31, 2012	152,840	$11.26

Exercisable at December 31, 2012	117,840	$11.30

        As noted in the table above, there were 50,000 options granted in 2012, but no options granted in 2011. The Company recognizes the cost of employee services received in exchange for an award of equity investment based on the grant-date fair value of the award. That cost will be recognized over the vesting period of the award. Stock-based compensation expense related to stock options for the years ended December 31, 2012 and 2011 was $107 thousand and $109 thousand. As of December 31, 2012, there was $46 thousand of total unrecognized compensation cost related to non-vested stock options that will be expensed over the period ending in April 2014.

        The weighted-average fair value of options granted in the year ended December 31, 2012 was $2.64 and was estimated at the date of grant, which was in April 2012, using the Black-Scholes Option

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10. Employee Benefit Plans: (Continued)

Pricing Model with the following weighted-average assumptions. There were no options granted in 2011.

December 31,	2012
Risk free interest rate of return	0.89%
Expected option life (months)	60
Expected volatility	25%
Expected dividends	—%

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

        The 152,840 and 120,500 options outstanding as of December 31, 2012 and 2011, respectively, have an aggregate intrinsic value, which is the amount that the market value of the underlying stock exceeds the exercise price of the option, of $438 thousand and $1 thousand, respectively. The aggregate intrinsic value of the options exercised in 2012 and 2011 amounted to $0 and $145 thousand, respectively.

        At December 31, 2012 and 2011, the 152,840 and 120,500 options issued and outstanding, respectively, had exercise prices and weighted-average remaining contractual lives as follows:

December 31,	2012	2011
Exercisable options:
Options outstanding	117,840	73,180
Weighted-average exercise price	$11.30	$11.33
Weighted-average remaining contractual life (months)	92	99
Unexercisable options:
Options outstanding	35,000	47,320
Weighted-average exercise price	$11.10	$11.35
Weighted-average remaining contractual life (months)	113	99

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11. Income Taxes:

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

(dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$993	$932
Stock-based compensation	67	61
Nonaccrual interest	112	36
Reserve for foreclosed properties	300	56
Alternative minimum tax carryover	—	60
Other	53	9

Total deferred tax assets	1,525	1,154

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(305)	(523)
Depreciation	(93)	(41)

Total deferred tax liabilities	(398)	(564)

Net deferred tax assets	$1,127	$590

        A reconciliation of the statutory income tax to the provision for income taxes included in the consolidated statements of income for the years ended December 31, 2012 and 2011 is as follows:

(dollars in thousands)	2012	2011
Income before income tax	$1,919	$1,340
Tax rate	34%	34%

Income tax at statutory rate	652	456
Increases (decreases) in tax resulting from:
Tax exempt interest income	(267)	(271)
State income taxes, net of federal income tax benefit	99	82
Stock-based compensation	40	21
Other	—	28

Provision for income taxes	$524	$316

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11. Income Taxes: (Continued)

        Significant components of the provision for income taxes for the years ended December 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011
Taxes currently payable:
Federal	$544	$75
State	219	61

	763	136

Deferred tax (benefit) expense:
Federal	(160)	116
State	(79)	64

	(239)	180

Total	$524	$316

Note 12. Noninterest Expenses:

        Noninterest expenses included in the consolidated statements of income for the years ended December 31, 2012 and 2011 include the following:

(dollars in thousands)	2012	2011
Salaries	$4,238	$4,152
Stock-based compensation	108	109
Bonus	30	—
Deferred personnel costs	(135)	(106)
Payroll taxes	319	297
Employee insurance	335	328
Other employee benefits	176	169
Depreciation	373	277
Rent	397	376
Utilities	108	113
Repairs and maintenance	238	232
ATM expenses	109	104
Other occupancy and equipment expenses	187	166
Postage and supplies	68	76
Data processing	459	400
Advertising and promotion	479	282
Provision for foreclosed properties	716	124
FDIC insurance	238	307
Legal	44	45
Insurance	63	62
Consulting	65	35
Courier	15	16
Audit fees	205	192
Other	768	761

	$9,603	$8,517

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13. Shareholders' Equity:

Restrictions on dividends:

        The amount of dividends that the Bank can pay to Bancorp without approval from the Federal Reserve Board is limited to its net profits for the current year plus its retained net profits for the preceding two years. Under Maryland law, dividends may be paid without approval from the Department of Financial Regulation only out of undivided profits. At December 31, 2012, the Bank was limited from paying dividends to Bancorp in excess of $4.02 million, and by the requirement to meet certain capital ratios. The Bank paid $320 thousand and $150 thousand in dividends to Bancorp in 2012 and 2011.

        Under Maryland law, Bancorp may pay dividends only out of retained earnings. State and federal bank regulatory agencies have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.

        The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company's financial health, such as by borrowing.

Restrictions on lending from subsidiary to parent:

        Federal law imposes certain restrictions limiting the ability of the Bank to transfer funds to Bancorp in the forms of loans or advances. Section 23A of the Federal Reserve Act prohibits the Bank from making loans or advances to Bancorp in excess of 10 percent of its capital stock and surplus, as defined therein. There were no loans or advances outstanding at December 31, 2012 and 2011.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13. Shareholders' Equity: (Continued)

regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2012 and 2011.

        As of December 31, 2012, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios at December 31, 2012 and 2011 are presented in the following tables:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Company	$35,037	13.50%	$20,766	8.00%	N/A	N/A
Bank	$34,424	13.39%	$20,568	8.00%	$25,710	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Company	$31,788	12.25%	$10,383	4.00%	N/A	N/A
Bank	$31,206	12.14%	$10,284	4.00%	$15,426	6.00%

Tier 1 Capital (to Average Assets):
Company	$31,788	10.09%	$12,606	4.00%	N/A	N/A
Bank	$31,206	9.98%	$12,513	4.00%	$15,642	5.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Company	$33,676	13.94%	$19,323	8.00%	N/A	N/A
Bank	$32,882	13.79%	$19,083	8.00%	$23,853	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Company	$30,654	12.69%	$9,662	4.00%	N/A	N/A
Bank	$29,897	12.53%	$9,541	4.00%	$14,312	6.00%

Tier 1 Capital (to Average Assets):
Company	$30,654	10.51%	$11,671	4.00%	N/A	N/A
Bank	$29,897	10.35%	$11,559	4.00%	$14,449	5.00%

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value Measurements:

        ASC Topic 825 Financial Instruments permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes must be recorded in earnings.

        ASC Topic 820 Fair Value Measurements and Disclosures clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this guidance are described below.

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value Measurements: (Continued)

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

        The following tables set forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of December 31, 2012 and 2011.

December 31, 2012 (dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
State and political subdivisions	$9,921	$—	$9,921	$—
Small business administration	1,847	—	1,847	—
Residential mortgage backed debt	22,720	—	22,720	—
Equity securities	300	—	300	—

Total	$34,788	$—	$34,788	$—

December 31, 2011 (dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
State and political subdivisions	$13,666	$—	$13,666	$—
Small business administration	924	—	924	—
Residential mortgage backed debt	21,533	—	21,533	—
Equity securities	300	—	300	—

Total	$36,423	$—	$36,423	$—

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value Measurements: (Continued)

        The following tables set forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2012 and 2011.

December 31, 2012 (dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$2,141	$—	$—	$2,141
Commercial real estate	8,065	—	—	8,065
Residential real estate	1,759	—	—	1,759
Commercial and industrial	1,259	—	—	1,259
Consumer	52	—	—	52

Total impaired loans	$13,276	$—	$—	$13,276

Foreclosed properties:
Commercial real estate	$2,048	$—	$—	$2,048

Total foreclosed properties	$2,048	$—	$—	$2,048

As of December 31, 2011 (dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction and land development	$4,181	$—	$—	$4,181
Commercial real estate mortgage	9,825	—	—	9,825
Residential real estate mortgage	2,095	—	—	2,095
Commercial and industrial	5,194	—	—	5,194
Consumer	17	—	—	17

Total impaired loans	$21,312	$—	$—	$21,312

Foreclosed properties:
Commercial real estate mortgage	$3,095	$—	$—	$3,095
Residential real estate mortgage	396	$—	$—	396

Total foreclosed properties	$3,491	$—	$—	$3,491

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments:

        In accordance with the disclosure requirements of ASC Topic 825 Financial Instruments, the estimated fair values of the Company's financial instruments are as follows:

			Fair Value Measurements
(dollars in thousands) December 31, 2012	Carrying Amount	Fair Value	Quoted Prices (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FINANCIAL ASSETS
Cash and cash equivalents	$32,551	$32,551	$32,551	$—	$—
Investment securities available for sale	34,788	34,788	—	34,788	—
Restricted stock	1,504	1,504	—	1,504	—
Net loans	225,717	241,739	—	—	241,739
FINANCIAL LIABILITIES
Deposits	$268,113	$278,563	—	—	$278,563
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,740	—	—	10,740
Junior subordinated debentures	6,186	6,186	—	—	6,186
December 31, 2011
FINANCIAL ASSETS
Cash and cash equivalents	$26,848	$26,848	$26,848	$—	$—
Investment securities available for sale	36,423	36,423	—	36,423	—
Restricted stock	1,510	1,510	—	1,510	—
Net loans	209,099	206,182	—	—	206,182
FINANCIAL LIABILITIES
Deposits	$246,487	$258,232	—	—	$258,232
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,788	—	—	10,788
Junior subordinated debentures	6,186	6,186	—	—	6,186

        The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2012 and 2011:

Cash and cash equivalents:

        The fair value of cash and cash equivalents is estimated to approximate the carrying amounts.

Investment securities and restricted stock:

        Fair values are based on quoted market prices, except for certain restricted stocks where fair value equals par value because of certain redemption restrictions.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments: (Continued)

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16. Transactions with Related Parties:

Loans:

        In the normal course of banking business, loans are made to officers and directors of the Company, as well as to their affiliates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the activity during 2012 and 2011 is as follows:

(dollars in thousands)
Balance, December 31, 2010	$2,740

New loans	912
Repayments	(210)

Balance, December 31, 2011	3,442

New loans	5,166
Repayments	(521)

Balance, December 31, 2012	$8,087

        Included in the new loans for 2012 are loans that pertain to the addition of two (2) new directors with outstanding loans in the aggregate of $4.45 million when they were added to the board of directors.

Lease agreement:

        The Company entered into a new lease in July 2011 for approximately 10,521 square feet of office space owned by a limited liability company consisting of three shareholders/directors. The lease term commenced on July 11, 2011 and will expire on July 10, 2016. Under this lease, monthly payments for the period July 11, 2011 to July 10, 2012 were $14,583 and July 11, 2012 to July 10, 2013 are $14,583.

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

        The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17. Commitments and Contingencies: (Continued)

instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments as of December 31, 2012 and 2011 were as follows:

	2012	2011
(dollars in thousands)	Contractual Amount	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$32,974	$29,710
Standby letters of credit	2,206	2,202

Total	$35,180	$31,912

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

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18. Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information:

Balance Sheets

	Years Ended December 31,
(dollars in thousands)	2012	2011
Assets
Cash	$498	$775
Receivable from subsidiaries	86	6
Investment securities available-for-sale at fair value	300	300
Investment in banking subsidiary	31,674	30,700
Investment in other subsidiaries	2,651	2,740
Other assets	168	250

Total assets	$35,377	$34,771

Liabilities and Shareholders' Equity
Payable to subsidiaries	$139	$404
Short-term borrowings	2,700	2,700
Junior subordinated debentures	6,186	6,186
Other liabilities	96	24

Total liabilities	9,121	9,314

Common stock	15	15
Additional paid-in capital	15,663	15,621
Retained earnings	10,110	9,018
Accumulated other comprehensive income	468	803

Total shareholders' equity	26,256	25,457

Total liabilities and shareholders' equity	$35,377	$34,771

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18. Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information: (Continued)

Statements of Income

	Years Ended December 31
(dollars in thousands)	2012	2011
Dividend income from subsidiary bank	$320	$150
Dividend income from subsidiary trust	4	12
Interest income	2	1

Total income	326	163

Expenses:
Interest on short-term borrowings	76	65
Interest on junior subordinated debentures	132	392
Other	19	27

Total expenses	227	484

Income (loss) before provision for income taxes and equity in undistributed earnings of subsidiaries	99	(321)
Provision for income tax benefits	(75)	(160)

Income (loss) before equity in undistributed earnings of subsidiaries	174	(161)
Equity in undistributed earnings of subsidiaries	1,221	1,185

Net income	$1,395	$1,024

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18. Frederick County Bancorp, Inc. (Parent Company) Condensed Financial Information: (Continued)

Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$1,395	$1,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,221)	(1,185)
Excess tax benefit from stock-based awards	(6)	(44)
(Increase) decrease in receivable from subsidiaries	(80)	52
Decrease (increase) in other assets	89	(207)
(Decrease) increase in payable to subsidiaries	(265)	400
Increase in other liabilities	72	12

Net cash (used in) provided by operating activities	(16)	52

Cash flows from investing activities:
Investment in banking subsidiary	—	(200)
Investment in other subsidiary	—	(1,974)

Net cash used in financing activities	—	(2,174)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	2,700
Repayment of short-term borrowings	—	(300)
Proceeds from issuance of common stock	33	679
Repurchase of common stock	(104)	(280)
Compensation expense from stock option transactions	107	109
Dividends paid on common stock	(303)	(148)
Excess tax benefit from stock-based awards	6	44

Net cash (used in) provided by provided by financing activities	(261)	2,804

Net (decrease) increase in cash	(277)	682
Beginning cash	775	93

Ending cash	$498	$775

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

        Frederick County, located in central Maryland, had a 2010 population of approximately 233,385. The population of Frederick County is anticipated to continue to grow, to approximately 240,406 in 2015 and 254,589 in 2020. The City of Frederick has experienced similar population growth, resulting in a 2010 population of approximately 65,239.

        The County currently has approximately 119,923 employed residents and 91,000 in-county jobs. Raw employment figures in Frederick County do not reflect the significant intercounty commuter traffic between Frederick and surrounding counties. A significant portion of Frederick residents work in other jurisdictions, and a substantial number of Frederick County jobs are held by nonresidents. The economy of Frederick County is highly diversified.

        According to the State of Maryland, Department of Labor, Licensing and Regulation for 2011, employment is distributed among the following categories:

Sector	Percent Of Jobs
Construction	8.7%
Manufacturing	5.2%
Trade, Transportation and Utilities	16.7%
Financial Activities	6.9%
Services (includes business, health, hospitality and education)	45.1%
Government	17.4%

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

Employees

        At February 1, 2013, the Company employed sixty-five (65) persons on a full-time basis, two (2) of which are executive officers, and six (6) persons on a part-time basis. None of the Company's employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program, which includes health and dental insurance, a 401(k) plan, life and long-term disability insurance for substantially all full time employees and an equity based compensation plan for key employees and directors of the Company, pursuant to which stock options, restricted stock and restricted stock units may be awarded.

Properties

        The main office of the Bank is located at 30 West Patrick Street, Frederick, in 3,575 square feet on the ground floor of a seven (7)-story office building, comprised of 65,477 square feet. The Company leases the space under a five (5)-year lease, which expires in July 2016, at a current annual rent of $100,414; subject to annual increases of 3% per year, plus additional rent relating to common area fees and taxes.

        The Antietam branch is located at 198 Thomas Johnson Drive, Frederick, Maryland and consists of 3,168 square feet in a 75,000 square foot building. The property is occupied under a three (3)-year lease, which expires in May 2015, at a current annual rent of $69,696; plus additional rent relating to common area fees and taxes. The Company has one (1) five (5)-year renewal option.

        The Company leases approximately 10,521 square feet of office space located at 1-11 North Market Street, Frederick, Maryland, which it uses as the headquarters location for the Bancorp and the Bank, as well as, an operations center and administrative offices, in a building owned by a limited liability company owned by three shareholders/directors. The lease term will expire in July 2016. Pursuant to this lease, the current annual payments are $175,000 per year. The Company has three (3) five (5)-year renewal options.

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

        In addition to being a bank holding company, Bancorp has also been designated a financial holding company, and as such, under federal banking law, may engage in an expanded list of non-bank activities. Non-bank and financially related activities of bank holding companies and financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve. As of December 31, 2012, the Company was not conducting any activity for which the financial holding company designation is a prerequisite.

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

        State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. Tier 1 Capital generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale" in accordance with ASC Topic 320—Investments. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

        Proposed Changes in Capital Requirements.    In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation ("Basel III"). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation was to be phased in between 2013 and 2019, but has been delayed pending further review of the proposed implementing regulations discussed below.

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

        The FRB, the FDIC and the OCC issued a joint Notice of Proposed Rulemaking in June 2012 (the "Basel III Notice"), which proposes to implement Basel III under regulations substantially consistent with the above. One additional proposed change from current practice proposed in the Basel III Notice, included as part of the definition of CET1 capital, would require banking institutions to generally include the amount of Additional Other Comprehensive Income (which primarily consists of unrealized gains and losses on available for sale securities which are not required to be treated as

OTTI, net of tax) in calculating regulatory capital. The Basel III Notice also proposes a 4% minimum leverage ratio.

        Additionally, the FRB, the FDIC and the OCC issued a second Notice of Proposed Rulemaking in June 2012 (the "Standardized Approach Notice") which would change the manner of calculating risk weighted assets. Under this Notice, new methodologies for determining risk-weighted assets in the general capital rules are proposed, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans, potential changes in the weighting of residential mortgage loans depending on the risk characteristics of the loan; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

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

        As a result of the volatility and instability in the financial system in recent years, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company's business and results of operations.

        The Dodd-Frank Act.    The Dodd-Frank Act makes significant changes to the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete, the following provisions are considered to be of greatest significance to the Bank:

  •
  Expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions;

  •
  Requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition;

  •
  Changes standards for federal preemption of state laws related to national banks and their subsidiaries;

  •
  Provides mortgage reform provisions regarding a customer's ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures;

  •
  Creates a new Bureau of Consumer Financial Protection that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

  •
  Creates the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

  •
  Introduces additional corporate governance and executive compensation requirements on companies subject to the 1934 Act, as amended;

  •
  Permits FDIC-insured banks to pay interest on business demand deposits;

  •
  Requires that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength;

  •
  Makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions; and

  •
  permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

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

        It is difficult to predict at this time the specific impact the Dodd-Frank Act will have on our business. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require us to change certain of our business practices, limit our ability to make, or the desirability of making, certain type of loans, including non-qualified mortgage loans, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitablity. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

        FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating.

        The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution's average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the statutory prohibition against the payment of interest on business checking accounts, effective in July 2011.

        An insured institution is required to pay deposit insurance premiums on its assessment base in accordance with its risk category. There are three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The FDIC may also impose special assessments from time to time.

Market for Common Stock and Dividends

        Market for Common Stock.    Our common stock is not traded on any organized exchange, including The NASDAQ Stock Market. As of December 31, 2012, two market makers offered to make a market in the common stock in the over the counter "bulletin board" market under the symbol "FCBI". The common stock has traded only sporadically and in limited volume. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the common stock, and the amount of dividends declared per share, during each calendar quarter for 2012 and 2011. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2012, there were 1,508,574 shares of common stock outstanding, held by approximately 629 shareholders of record.

	2012			2011
Quarter	High Bid	Low Bid	Dividends	High Bid	Low Bid	Dividends
First	$12.50	$10.55	$0.05	$13.38	$12.10	$—
Second	$12.50	$10.75	$0.05	$21.00	$12.80	$0.10
Third	$12.75	$10.85	$0.05	$21.00	$11.50	$—
Fourth	$14.25	$11.20	$0.05	$13.50	$11.15	$—

        Dividends.    During 2012, Bancorp paid $303 thousand in dividends to its common shareholders and the Bank paid $320 thousand in dividends to Bancorp. Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay without prior approval. Prior approval of the Federal Reserve is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, cash dividends may be paid without approval from the Department of Financial Institutions only out of undivided profits.

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

        Under Maryland law, Bancorp may pay dividends only out of retained earnings. State and federal bank regulatory agencies have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.

        The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company's financial health, such as by borrowing.

        Please refer to Note 13 to the consolidated financial statements included in this report for additional information.

        Issuer Repurchases of Securities During the Fourth Quarter of 2012.    The following table provides information on the Company's purchase of its common stock during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 - 31, 2012	—	N/A	—	—
November 1 - 30, 2012	2,000	$12.00	—	—
December 1 - 31, 2012	—	N/A	—	291,350	(2)

(1)
On June 25, 2012, the Company's Board of Directors approved a share repurchase program that authorizes the repurchase of up to 300,000 shares of the Company's outstanding common stock, subject to a maximum expenditure of $5.0 million. Repurchases under the program may be made on the open market and in privately negotiated transactions from time to time until June 30, 2012, or earlier termination of the program by the Board.

(2)
Subject to a maximum expenditure of $5.0 million. Number of shares indicated is the remaining number of shares authorized for repurchase as of the end of the indicated period. As of December 31, 2012, the Company has expended $104 thousand for share repurchases under the current repurchase plan.

        Recent Sales of Unregistered Shares.    None.

        Use of Proceeds.    Not Applicable.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	152,840	$11.26	200,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	152,840	$11.26	200,000

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

Tuesday, April 23, 2012—7:00 p.m.
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

Availability of 10-K Report

        The annual report on Form 10-K filed with the Securities and Exchange Commission is available without charge upon written request to:

  William R. Talley, Jr.
  Executive Vice President, Chief Financial Officer and Chief Operating Officer
  Frederick County Bancorp, Inc.
  P.O. Box 1100
  Frederick, Maryland 21702-0100

Internet Access to Company Documents

        The Company provides access to its filings with the Securities and Exchange Commission at www.fcbmd.com. After accessing the web site, the filings are available upon selecting "About FCB" and then "Investor Relations." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

Principal Affiliate

Balance Sheet

	December 31, 2012
(Dollars in thousands)	Assets		Liabilities and Equity
Frederick County Bank	Cash and due from banks	$2,249	Total deposits	$269,181
9 North Market Street	Earning assets	295,628	Long-term borrowings	10,000
Frederick, MD 21701 301-620-1400	Allowance for loan losses	(3,571)	Accrued interest and other liabilities	1,192
Five Offices	Other assets	17,741	Shareholders' equity	31,674

	Total assets	$312,047	Total liabilities and shareholders' equity	$312,047

	Net income	$1,630

Exhibits and Financial Statement Schedules.

        The following financial statements are included in this report:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets at December 31, 2012 and 2011

    Consolidated Statements of Income for the years ended December 31, 2012 and 2011

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012 and 2011

    Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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
4(c	)	Guarantee Agreement dated as of dated as December 15, 2006 between Frederick County Bancorp, Inc. and U.S. Bank National Association, as Guarantee Trustee(3)
10(a	)	2001 Stock Option Plan(4)
10(b	)	Employment Agreement between the Bank and Martin S. Lapera(5)
10(c	)	Employment Agreement between the Bank and William R. Talley, Jr.(6)
10(f	)	2002 Executive and Director Deferred Compensation Plan, as amended(7)
10(g	)	Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(7)
10(h	)	Promissory Note with Atlantic Central Bankers Bank(8)
10(i	)	Amendment to Loan Documents(9)
10(j	)	2011 Stock Incentive Plan(10)
11		Statement Regarding Computation of Per Share Income—Please refer to Note 1 to the consolidated financial statements for the year ended December 31, 2012.
21		Subsidiaries of the Registrant
23(a	)	Consent of Stegman & Company
31(a	)	Certification of Martin S. Lapera, President and Chief Executive Officer
31(b	)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
32(a	)	Certification of Martin S. Lapera, President and Chief Executive Officer

Exhibit No.		Description of Exhibits
32(b	)	Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission.

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

(9)
Incorporated by reference to Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission.

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

FREDERICK COUNTY BANCORP, INC.
DATE: February 20, 2013	By:	/s/ MARTIN S. LAPERA Martin S. Lapera President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2013.

Name	Position	Signature

Ellis R. Barber	Director	/s/ ELLIS R. BARBER
Emil D. Bennett	Director	/s/ EMIL D. BENNETT
John N. Burdette	Director, Chairman Emeritus of the Board	/s/ JOHN N. BURDETTE
Robert S. Carmack	Director	/s/ ROBERT S. CARMACK
J. Denham Crum	Director	/s/ J. DENHAM CRUM
William S. Fout	Director	/s/ WILLIAM S. FOUT
Helen G. Hahn	Director	/s/ HELEN G. HAHN
Martin S. Lapera	President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ MARTIN S. LAPERA
Kenneth G. McCombs	Vice Chairman of the Board of Directors	/s/ KENNETH G. MCCOMBS
Farhad Memarsadeghi	Director	/s/ FARHAD MEMARSADEGHI
Raymond Raedy	Chairman of the Board of Directors	/s/ RAYMOND RAEDY
William R. Talley, Jr.	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	/s/ WILLIAM R. TALLEY, JR.

QuickLinks

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Rate Sensitivity Gap Analysis December 31, 2012
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
DISCLOSURE CONTROLS AND PROCEDURES
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Statements of Income
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity
Frederick County Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows
FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
BUSINESS
Equity Compensation Plan Information
SIGNATURES