Form 10-Q
period 2013-03-31
FREDERICK COUNTY BANCORP INC
filed 2013-05-07
CIK 1258831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  There were 1,508,574 shares of Common Stock outstanding as of April 30, 2013.

FREDERICK COUNTY BANCORP, INC. AND SUBSIDIARY

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands)	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$2,342	$2,202
Federal funds sold	25	—
Interest-bearing deposits in other banks	37,933	30,349
Cash and cash equivalents	40,300	32,551
Investment securities available-for-sale at fair value	32,094	34,788
Restricted stock	1,444	1,504
Loans	230,660	229,288
Less: Allowance for loan losses	(3,565)	(3,571)
Net loans	227,095	225,717
Bank premises and equipment	6,688	6,734
Bank owned life insurance	7,851	7,788
Foreclosed properties	2,048	2,048
Other assets	3,092	3,329
Total assets	$320,612	$314,459

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing deposits	$51,764	$51,256
Interest-bearing deposits	222,458	216,857
Total deposits	274,222	268,113
Short-term borrowings	2,700	2,700
Long-term borrowings	10,000	10,000
Junior subordinated debentures	6,186	6,186
Accrued interest and other liabilities	937	1,204
Total liabilities	294,045	288,203

Shareholders’ Equity
Common stock, per share par value $0.01; 10,000,000 shares authorized; 1,508,574 and 1,508,574 shares issued and outstanding	15	15
Additional paid-in capital	15,680	15,663
Retained earnings	10,515	10,110
Accumulated other comprehensive income	357	468
Total shareholders’ equity	26,567	26,256
Total liabilities and shareholders’ equity	$320,612	$314,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2013	March 31, 2012
Interest income:
Interest and fees on loans	$2,879	$2,978
Interest and dividends on investment securities:
Interest — taxable	95	155
Interest — tax exempt	67	95
Dividends	15	13
Other interest income	18	15
Total interest income	3,074	3,256
Interest expense:
Interest on deposits	327	401
Interest on short-term borrowings	17	20
Interest on long-term borrowings	79	80
Interest on junior subordinated debentures	29	34
Total interest expense	452	535
Net interest income	2,622	2,721
Provision for loan losses	—	65
Net interest income after provision for loan losses	2,622	2,656
Noninterest income:
Gain on sale of foreclosed properties	28	—
Bank owned life insurance income	63	40
Service fees	86	77
Other operating income	72	85
Total noninterest income	249	202
Noninterest expense:
Salaries and employee benefits	1,270	1,303
Occupancy and equipment expenses	355	362
Other operating expenses	602	685
Total noninterest expense	2,227	2,350
Income before provision for income taxes	644	508
Provision for income taxes	164	138
Net income	$480	$370
Basic earnings per share	$0.32	$0.24
Diluted earnings per share	$0.31	$0.24
Basic weighted average number of shares outstanding	1,508,574	1,516,445
Diluted weighted average number of shares outstanding	1,542,575	1,516,562
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Net income	$480	$370
Changes in net unrealized gains on securities available for sale, net of income tax benefits of $72 in 2013 and of $61 in 2012	(111)	(94)
Total comprehensive income	$369	$276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended March 31, (dollars in thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2012	1,514,314	$15	$15,621	$9,018	$803	$25,457
Comprehensive income				370	(94)	276
Dividends paid on common stock				(76)		(76)
Shares repurchased
Shares issued under stock option transactions	2,635		30			30
Compensation expense from stock option transactions			19			19
Excess tax benefit from equity-based awards			3			3
Balance, March 31, 2012	1,516,949	$15	$15,673	$9,312	$709	$25,709
Balance, January 1, 2013	1,508,574	$15	$15,663	$10,110	$468	$26,256
Comprehensive income				480	(111)	369
Dividends paid on common stock				(75)		(75)
Compensation expense from stock option transactions			17			17
Balance, March 31, 2013	1,508,574	$15	$15,680	$10,515	$357	$26,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Frederick County Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$480	$370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94	93
Deferred income taxes (benefits)	196	124
Provision for loan losses	—	65
Net premium amortization on investment securities	97	106
Bank owned life insurance income	(63)	(40)
Gain on sale of foreclosed properties	(28)	—
Stock-based compensation expense	17	19
Provision for foreclosed properties	—	100
Excess tax benefit from stock-based awards	—	(3)
Decrease in accrued interest and other assets	40	136
Decrease in accrued interest and other liabilities	(195)	(4)
Net cash provided by operating activities	638	966
Cash flows from investing activities:
Purchases of investment securities available for sale	—	(7,844)
Proceeds from maturities, prepayments and calls investment securities available for sale	2,414	2,386
Redemption of restricted stock	60	—
Net increase in loans	(1,377)	(975)
Purchases of bank premises and equipment	(48)	(549)
Proceeds from sale of foreclosed properties	28	—
Net cash provided by (used in) investing activities	1,077	(6,982)
Cash flows from financing activities:
Net increase in NOW, money market accounts, savings accounts and noninterest-bearing deposits	10,626	12,978
Net decrease in time deposits	(4,517)	(496)
Proceeds from issuance of common stock	—	30
Dividends paid on common stock	(75)	(76)
Excess tax benefit from stock-based awards	—	3
Net cash provided by financing activities	6,034	12,439
Net increase in cash and cash equivalents	7,749	6,423
Cash and cash equivalents — beginning of period	32,551	26,848
Cash and cash equivalents — end of period	$40,300	$33,271
Supplemental cash flow disclosures:
Interest paid	$447	$540
Income taxes paid	$145	—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q, Regulation S-X, and general practices within the banking industry.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2012 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results shown in this interim report are not necessarily indicative of results to be expected for any other period or for the full year ending December 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U. S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U. S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U. S. GAAP that provide additional details about these amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s financial statements.

Note 2. Earnings Per Share:

Earnings per share (“EPS”) are disclosed as basic and diluted.  Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2013	2012
Net income	$480	$370
Basic earnings per share	$0.32	$0.24
Diluted earnings per share	$0.31	$0.24
Basic weighted average number of shares outstanding	1,508,574	1,516,445
Effect of dilutive securities — stock options	34,001	117
Diluted weighted average number of shares outstanding	1,542,575	1,516,562
Anti-dilutive securities outstanding	—	114,065

Note 3.  Stock-Based Compensation Plans:

The Company’s 2001 Stock Option Plan (“2001 Plan”) and 2011 Stock Incentive Plan (“2011 Plan”) provide that 260,000 shares and 250,000 shares, respectively, of the Company’s common stock will be reserved for the award of incentive stock options (“ISO”) and non-incentive stock options (“NQSO”) to purchase shares of common stock, and under the 2011 Plan, shares of restricted stock and restricted stock units.  Each plan has been presented to and approved by the Company’s shareholders.  At March 31, 2013, there are 200,000 shares remaining that are reserved for future grants under the 2011 Plan, but no shares remaining under the 2001 Plan.  The exercise price per share shall not be less than the fair market value of a share of common stock on the date on which such options were granted, subject to adjustments for the effects of any stock splits or stock dividends, and may be exercised not later than ten years after the grant date.  There were no awards of stock-based compensation made under the 2011 Plan during the three months ended March 31, 2013.  The Company recognizes the cost of employee services received in exchange for a stock-based award based on the grant-date fair value of the award.  That cost is recognized over the vesting period of the award.  Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $17 thousand and $19 thousand, respectively.  As of March 31, 2013, there was $29 thousand of unrecognized compensation cost related to non-vested stock options that will be expensed over the period ending April 30, 2014.

The following is a summary of stock option transactions during the nine months ended March 31, 2013.

	Options Issued and Outstanding	Weighted-Average Exercise Price
Balance at January 1, 2013	152,840	$11.26
Exercised	—	—
Terminated	—	—
Granted	—	—
Balance at March 31, 2013	152,840	$11.26
Exercisable at March 31, 2013	117,840	$11.30

Note 4.  Investment Portfolio:

The following tables set forth certain information regarding the Company’s investment portfolio at March 31, 2013 and December 31, 2011:

Available-for-sale portfolio

March 31, 2013 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$2,633	$67	$2	$2,698	4.26%
Due after ten years	6,459	111	39	6,531	3.96%
	9,092	178	41	9,229
Small business administration:
Due after ten years	1,715	67	—	1,782	2.96%
Residential mortgage-backed debt securities	20,397	386	—	20,783	1.98%
Equity securities	300	—	—	300	—%
	$31,504	$631	$41	$32,094	2.61%

December 31, 2012 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield
State and political subdivisions:
Due after five years through ten years	$3,234	$82	$—	$3,316	4.59%
Due after ten years	6,468	146	9	6,605	4.09%
	9,702	228	9	9,921
Small business administration:
Due after ten years	1,763	84	—	1,847	2.94%
Residential mortgage-backed debt securities	22,250	470	—	22,720	2.14%
Equity securities	300	—	—	300	—%
	$34,015	$782	$9	$34,788	2.77%

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
March 31, 2013 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$3,773	$41	$—	$—	$3,773	$41
Total temporarily impaired securities	$3,773	$41	$—	$—	$3,773	$41

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for 12 months and greater		Total
December 31, 2012 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Residential mortgage-backed debt securities	$1,534	$9	$—	$—	$1,534	$9
Total temporarily impaired securities	$1,534	$9	$—	$—	$1,534	$9

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

Restricted Stock

The following table shows the amounts of restricted stock as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(dollars in thousands)	2013	2012
Federal Home Loan Bank of Atlanta	$824	$884
Federal Reserve Bank	580	580
Atlantic Central Bankers Bank	40	40
	$1,444	$1,504

Note 5.  Loans and Allowance for Loan Losses:

Loans consist of the following:

	March 31,	% of	December 31,	% of
(dollars in thousands)	2013	Loans	2012	Loans
Construction and land development	$21,557	9%	$19,448	8%
Real estate:
Commercial real estate mortgage	134,283	58%	137,217	60%
Residential real estate mortgage	41,854	18%	40,288	18%
Total construction and real estate mortgage	176,137	76%	177,505	78%
Commercial and industrial	31,330	14%	30,470	13%
Consumer	1,636	1%	1,865	1%
	230,660	100%	229,288	100%
Less allowance for loan losses	(3,565)		(3,571)
Net loans	$227,095		$225,717

The allowance for loan losses and recorded investment in loans for the three and nine month periods ended March 31, 2013 and 2012 are summarized as follows:

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$348	$2,060	$468	$680	$15	$3,571
Charge-offs	—	(48)	—	—	—	(48)
Recoveries	—	—	—	42	—	42
Provisions	116	(266)	209	(59)	—	—
Ending balance	$464	$1,746	$677	$663	$15	$3,565
As of March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$228	$108	$396	$56	$3	$791
Collectively evaluated for impairment	236	1,638	281	607	12	2,774
Ending balance	$464	$1,746	$677	$663	$15	$3,565
Loans:
Individually evaluated for impairment	$2,385	$7,776	$1,539	$720	$55	$12,475
Collectively evaluated for impairment	19,172	126,507	40,315	30,610	1,581	218,185
Ending balance	$21,557	$134,283	$41,854	$31,330	$1,636	$230,660

(dollars in thousands)	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
Three months ended March 31, 2012
Allowance for loan losses:
Beginning balance	$326	$2,064	$460	$351	$15	$3,216
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	5	—	5
Provisions	69	(22)	47	(28)	(1)	65
Ending balance	$395	$2,042	$507	$328	$14	$3,286
As of March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$169	$81	$109	$—	$—	$359
Collectively evaluated for impairment	226	1,961	398	328	14	2,927
Ending balance	$395	$2,042	$507	$328	$14	$3,286
Loans:
Individually evaluated for impairment	$4,017	$10,026	$2,711	$4,024	$16	$20,794
Collectively evaluated for impairment	14,343	120,321	33,275	22,619	1,943	192,501
Ending balance	$18,360	$130,347	$35,986	$26,643	$1,959	$213,295

Credit quality indicators as of March 31, 2013 and December 31, 2012 are as follows:

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

Credit exposure - Credit risk profile by internally assigned grade

March 31, 2013 (dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer
Pass	$17,225	$120,604	$27,352	$39,668	$1,541
Special mention	1,670	6,159	2,984	1,140	40
Substandard	2,662	7,520	994	1,046	55
Total	$21,557	$134,283	$31,330	$41,854	$1,636

December 31, 2012 (dollars in thousands)	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer
Pass	$14,974	$123,535	$27,139	$37,594	$1,731
Special mention	1,957	5,899	2,258	1,438	95
Substandard	2,517	7,783	1,073	1,256	39
Total	$19,448	$137,217	$30,470	$40,288	$1,865

An age analysis of past due loans as of March 31, 2013 and 2011 are as follows:

March 31, 2013 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$80	$114	$728	$922	$20,635	$21,557	$—
Commercial real estate	593	495	223	1,311	132,972	134,283	—
Residential real estate	236	198	26	460	41,394	41,854	—
Commercial and industrial	24	—	—	24	31,306	31,330	—
Consumer	26	—	—	26	1,610	1,636	—
Total	$959	$807	$977	$2,743	$227,917	$230,660	$—

December 31, 2012 (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total	Greater than 90 Days and Still Accruing
Construction and land development	$—	$—	$689	$689	$18,759	$19,448	$—
Commercial real estate	473	—	222	695	136,522	137,217	—
Residential real estate	260	198	129	587	39,701	40,288	—
Commercial and industrial	67	—	—	67	30,403	30,470	—
Consumer	13	—	—	13	1,852	1,865	—
Total	$813	$198	$1,040	$2,051	$227,237	$229,228	$—

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

The Company has recorded partial charge-offs of $163 thousand in prior years and none in 2013 on loans that are still in the loan portfolio as of March 31, 2013.

Information on impaired loans for the three months ended March 31, 2013 and 2012 is as follows:

	For the three months Ended March 31, 2013		For the three months Ended March 31, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Construction and land development	$1,121	$15	$2,761	$52
Commercial real estate	6,730	113	9,277	143
Residential real estate	886	3	1,955	22
Commercial and industrial	932	6	4,594	58
Consumer	32	—	17	—
Total with no allowance	$9,701	$137	$18,604	$275
With an allowance recorded:
Construction and land development	$1,192	$25	$1,388	$18
Commercial real estate	1,236	22	689	12
Residential real estate	786	19	471	11
Commercial and industrial	58	2	16	—
Consumer	22	1	—	—
Total with an allowance	$3,294	$69	$2,564	$41
Grand total:
Construction and land development	$2,313	$40	$4,149	$70
Commercial real estate	7,966	135	9,966	155
Residential real estate	1,672	22	2,426	33
Commercial and industrial	990	8	4,610	58
Consumer	54	1	17	—
Grand total	$12,995	$206	$21,168	$316

	As of March 31, 2013			As of December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance recorded:
Construction and land development	$790	$818	$—	$1,452	$1,477	$—
Commercial real estate	6,421	6,531	—	7,039	7,721	—
Residential real estate	153	153	—	1,619	1,619	—
Commercial and industrial	604	604	—	1,259	1,614	—
Consumer	12	12	—	52	52	—
Total with no allowance	$7,980	$8,118	$—	$11,421	$12,483	$—
With an allowance recorded:
Construction and land development	$1,595	$1,620	$228	$788	$788	$99
Commercial real estate	1,355	1,355	108	1,116	1,116	90
Residential real estate	1,386	1,386	396	186	186	46
Commercial and industrial	116	116	56	—	—	—
Consumer	43	43	3	—	—	—
Total with an allowance	$4,495	$4,520	$791	$2,090	$2,090	$235
Grand total:
Construction and land development	$2,385	$2,438	$228	$2,240	$2,265	$99
Commercial real estate	7,776	7,886	108	8,155	8,837	90
Residential real estate	1,539	1,539	396	1,805	1,805	46
Commercial and industrial	720	720	56	1,259	1,614	—
Consumer	55	55	3	52	52	—
Grand total	$12,475	$12,638	$791	$13,511	$14,573	$235

Information on performing and nonaccrual impaired loans as of March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012
Impaired performing loans:
Construction and land development	$1,543	1,551
Commercial real estate	4,753	5,110
Residential real estate	184	486
Commercial and industrial	—	443
Troubled debt restructurings:
Commercial real estate	256	257
Residential real estate	1,050	1,057
Commercial and industrial	720	769
Consumer	18	13
Total impaired performing loans	8,524	9,686
Impaired nonperforming loans (nonaccrual):
Construction and land development	810	657
Commercial real estate	684	909
Residential real estate	305	262
Consumer	37	39
Troubled debt restructurings:
Construction and land development	32	32
Commercial real estate	2,083	1,879
Commercial and Industrial	—	47
Total impaired nonperforming loans (nonaccrual):	3,951	3,825
Total impaired loans	$12,475	13,511

No loans were modified in troubled debt restructurings during the three months ended March 31, 2013 and 2012.  In addition, there were no loans that had been modified and subsequently re-defaulted as of March 31, 2013 or 2012.

Note 6.   Deposits:

The following table provides a summary of the Company’s deposit base at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2013	2012
Noninterest-bearing demand deposits	$51,764	$51,256
Interest-bearing demand deposits:
NOW accounts	20,292	17,082
Money market accounts	89,963	83,675
Savings accounts	7,270	6,651
Certificates of deposit:
$ 100,000 or more	47,104	48,628
Less than $100,000	57,829	60,821
Total deposits	$274,222	$268,113

Note 7. Trust preferred securities/junior subordinated debentures and other long-term borrowings:

In December 2006, Bancorp completed the private placement of an aggregate of $6.00 million of trust preferred securities through FCBI Statutory Trust I (the “Trust”), a trust subsidiary organized under Connecticut law, of which Bancorp owns all of the common securities of $186 thousand. The principal asset of the Trust is a similar amount of Bancorp’s junior subordinated debentures. The interest rate on the junior subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly thereafter to 163 basis points over three-month LIBOR.  On March 15, 2013, the most recent interest reset date; the interest rate was adjusted to 1.91010% for the period ending June 15, 2013. The junior subordinated debentures mature on December 15, 2036, and may be redeemed at par, at Bancorp’s option, on any interest payment date.  The obligations of Bancorp with respect to the Trust’s preferred securities constitute a full and unconditional guarantee by Bancorp of Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantee. Subject to certain exceptions and limitations, Bancorp may elect from time to time to defer interest payments on the junior subordinated debentures, resulting in a deferral of distribution payments on the related trust preferred securities.  If the Company defers interest payments on the junior subordinated debentures, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The trust preferred securities may currently be included in Tier 1 capital for regulatory capital adequacy purposes up to 25% of Tier 1 capital, net of goodwill after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

At March 31, 2013 and December 31, 2012, the Company had a total of $10.00 million in borrowings under its credit facility from the Federal Home Loan Bank of Atlanta (“FHLB”).  This amount consists of two (2) $5.00 million borrowings with fixed interest rates of 3.29% and 3.05%, with a maturity of November 19, 2015.  Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential mortgage loan portfolio and certain commercial real estate loans.

Note 8.  Noninterest Expense:

Noninterest expense consists of the following:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Salaries	$1,060	$1,052
Stock-based compensation	17	19
Bonus	—	20
Deferred Personnel Costs	(30)	(23)
Payroll Taxes	87	98
Employee Insurance	76	84
Other Employee Benefits	60	53
Depreciation	94	93
Rent	98	97
Utilities	21	36
Repairs and Maintenance	68	59
ATM Expense	27	25
Other Occupancy and Equipment Expenses	47	52
Postage and Supplies	12	19
Data Processing	125	105
Advertising and Promotion	137	110
Provision for foreclosed properties	—	100
FDIC insurance	58	60
Legal	18	17
Insurance	14	16
Consulting	19	14
Courier	5	4
Audit Fees	55	50
Other	159	190
	$2,227	$2,350

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

The Company made matching contributions of $48 thousand and $41 thousand for the three months ended March 31, 2013 and 2012, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2013.

As of March 31, 2013, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at March 31, 2013 and December 31, 2012 are presented in the following tables.

March 31, 2013	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$32,210	12.47%	$10,334	4.00%	N/A	N/A
Bank	$31,634	12.36%	$10,235	4.00%	$15,352	6.00%
Total Capital
To Risk-Weighted Assets
Company	$35,444	13.72%	$20,669	8.00%	N/A	N/A
Bank	$34,837	13.62%	$20,470	8.00%	$25,587	10.00%
Tier 1 Capital
To Average Assets
Company	$32,210	10.20%	$12,628	4.00%	N/A	N/A
Bank	$31,634	10.10%	$12,532	4.00%	$15,665	5.00%

December 31, 2012	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
To Risk-Weighted Assets
Company	$31,788	12.25%	$10,383	4.00%	N/A	N/A
Bank	$31,206	12.14%	$10,284	4.00%	$15,426	6.00%

Total Capital
To Risk-Weighted Assets
Company	$35,037	13.50%	$20,766	8.00%	N/A	N/A
Bank	$34,424	13.39%	$20,568	8.00%	$25,710	10.00%

Tier 1 Capital
To Average Assets
Company	$31,788	10.09%	$12,606	4.00%	N/A	N/A
Bank	$31,206	9.98%	$12,513	4.00%	$15,642	5.00%

On June 25, 2012, the Company authorized the repurchase of up to 300,000 shares of its common stock, for an aggregate expenditure of not more than $5.0 million, through September 30, 2017, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2013, there have been no shares repurchased by the Company under this authorization.

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

There were no transfers of any assets or liabilities between levels 1, 2 and 3 in 2013.

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
March 31, 2013	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
State and political subdivisions	$9,229	$—	$9,229	$—
Small business administration	1,782	—	1,782	—
Residential mortgage-backed debt	20,783	—	20,783	—
Equity securities	300	—	300	—
Total	$32,094	$—	$32,094	$—

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2012	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
State and political subdivisions	$9,921	$—	$9,921	$—
Small business administration	1,847	—	1,847	—
Residential mortgage-backed debt	22,720	—	22,720	—
Equity securities	300	—	300	—
Total	$34,788	$—	$34,788	$—

The following tables set forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
March 31, 2013	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$2,104	$—	$—	$2,104
Commercial real estate	7,558	—	—	7,558
Residential real estate	1,143	—	—	1,143
Commercial and industrial	664	—	—	664
Consumer	52	—	—	52
Total impaired loans	$11,521	$—	$—	$11,521
Foreclosed properties:
Commercial real estate	$2,048	$—	$—	$2,048
Total foreclosed properties	$2,048	$—	$—	$2,048

			Significant
	Carrying		Other	Significant
	Value	Quoted	Observable	Unobservable
December 31, 2012	(Fair	Prices	Inputs	Inputs
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction and land development	$2,141	$—	$—	$2,141
Commercial real estate	8,065	—	—	8,065
Residential real estate	1,759	—	—	1,759
Commercial and industrial	1,259	—	—	1,259
Consumer	52	—	—	52
Total impaired loans	$13,276	$—	$—	$13,276
Foreclosed properties:
Commercial real estate	$2,048	$—	$—	$2,048
Residential real estate	—	$—	$—	—
Total foreclosed properties	$2,048	$—	$—	2,048

Note 12.  Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
FINANCIAL ASSETS
Cash and cash equivalents	$40,300	$40,300	$40,300	$—	$—
Investment securities available for sale	32,094	32,094	—	32,094	—
Restricted stock	1,444	1,444	—	1,444	—
Net loans	227,095	241,464	—	—	241,464

FINANCIAL LIABILITIES
Deposits	$274,222	$282,014	—	—	$282,014
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,674	—	—	10,674
Junior subordinated debentures	6,186	6,186	—	—	6,186

December 31, 2012
FINANCIAL ASSETS
Cash and cash equivalents	$32,551	$32,551	$32,551	$—	$—
Investment securities available for sale	34,788	34,788	—	34,788	—
Restricted stock	1,504	1,504	—	1,514	—
Net loans	225,717	241,739	—	—	241,739

FINANCIAL LIABILITIES
Deposits	$268,113	$278,563	—	—	278,563
Short-term borrowings	2,700	2,700	—	—	2,700
Long-term borrowings	10,000	10,740	—	—	10,740
Junior subordinated debentures	6,186	6,186	—	—	6,186

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2013 and December 31, 2012:

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

Accrued Interest:

The carrying amounts of accrued interest approximate fair value.

Note 13.  Changes in Accumulated Other Comprehensive Income (Net of Tax) by Component:

Three Months Ended March 31, 2013 (dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Securities	Total
Balance at January 1, 2013	$468	$468
Other comprehensive income before adjustments	(111)	(111)
Balance at March 31, 2013	$357	$357

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

Loans

Loans increased by $1.37 million, or 0.60%, from December 31, 2012, to a balance of $230.66 million as of March 31, 2013, and by

$17.37 million, or 8.14% from March 31, 2012.

Deposits

Deposits increased by $6.11 million, or 2.28%, from December 31, 2012 to a balance of $274.22 million as of March 31, 2013, and by $15.25 million, or 5.89% from March 31, 2012.  The balance of certificates of deposit decreased to $104.93 million as of March 31, 2013 from $109.45 million as of December 31, 2012; while noninterest-bearing demand deposits increased by $508 thousand to $51.76 million from $51.26 million, NOW and savings accounts increased to $27.56 million from $23.73 million, and money market accounts increased to $89.96 million from $83.68 million, all for the same periods.  As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), since July 21, 2011 banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses.  At this time, there has been little impact from the elimination of this prohibition on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

Three Months Ended March 31, 2013 and 2012

Net income was $480 thousand for the three months ended March 31, 2013, as compared to $370 thousand of net income for the same period in 2012.  The increase in earnings for this quarter in 2013 is primarily related to a decrease in the level of noninterest expense which decreased to $2.23 million in 2013 from $2.35 million in 2012 and the provision for loan losses which was $65 thousand in the three month period ended March 31, 2012, as compared to no provision for loan losses required in 2013.  The primary factor in the decline in noninterest expense was a provision for foreclosed properties of $100 thousand recorded in 2012, with no comparable provision required in 2013.  Net interest income for the quarter ended March 31, 2013 decreased (on a tax-equivalent basis) to $2.69 million from $2.80 million for the same period in 2012.  Basic earnings per share for the three months ended March 31, 2013 and 2012 were $0.32 and $0.24, respectively, and were based on weighted-average number of shares outstanding of 1,508,574 and 1,516,445, respectively.  Diluted earnings per share for the three months ended March 31, 2013 and 2012 were $0.31 and $0.24, respectively, and were based on weighted-average number of shares outstanding of 1,542,575 and 1,516,562, respectively.

The Company experienced an annualized return on average assets of 0.61% and 0.50% for the three-months ended March 31, 2013 and 2012, respectively.  Additionally, the Company experienced an annualized return on average shareholders’ equity of 7.20% and 5.71% for the three-month periods ended March 31, 2013 and 2012, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables show average balances of asset and liability categories, interest income and interest expense, and average yields and rates for the periods indicated.

	2013			2012
Three Months Ended March 31, (dollars in thousands)	Average daily balance	Interest Income/ Expense	Average Yield/ rate	Average daily balance	Interest Income/ Expense	Average Yield/ rate
Assets
Interest-earning assets:
Federal funds sold	$1	$—	—%	$573	$—	—%
Interest bearing deposits in other banks	32,458	18	0.22	25,419	15	0.24
Investment securities (1):
Taxable	26,174	110	1.70	28,948	168	2.33
Tax-exempt (2)	8,613	102	4.80	10,762	144	5.37
Loans (3)	230,092	2,908	5.13	212,753	3,009	5.67
Total interest-earning assets	297,338	3,138	4.28	278,455	3,336	4.81
Noninterest-earning assets	18,359			17,294
Total assets	$315,697			$295,749

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$17,597	$8	0.18%	$16,131	$8	0.20%
Savings accounts	6,847	1	0.06	5,366	1	0.07
Money market accounts	88,180	77	0.35	76,314	89	0.47
Certificates of deposit $100,000 or more	48,049	117	0.99	39,882	127	1.28
Certificates of deposit less than $100,000	58,894	124	0.85	68,257	176	1.03
Short-term borrowings	2,700	17	2.55	2,700	20	2.97
Long-term borrowings	10,000	79	3.20	10,000	80	3.21
Junior subordinated debentures	6,186	29	1.90	6,186	34	2.20
Total interest-bearing liabilities	238,453	452	0.77	224,836	535	0.95
Noninterest-bearing deposits	49,663			43,999
Noninterest-bearing liabilities	925			983
Total liabilities	289,041			269,818
Total shareholders’ equity	26,656			25,931
Total liabilities and shareholders’ equity	$315,697			$295,749
Net interest income		$2,686			$2,801
Net interest spread			3.51%			3.86%
Net interest margin			3.66%			4.03%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholders’ equity.

(2) Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $35 thousand in 2013 and $49 thousand in 2012 are included in the calculation of the tax-exempt investment interest income.

(3) Presented on a taxable-equivalent basis using the statutory federal income tax rate of 34%.  Taxable-equivalent adjustments of $29 thousand in 2013 and $31 thousand in 2012 are included in the calculation of the loan interest income.  Net loan origination income in interest income totaled $11 thousand in 2013 and $9 thousand in 2012.

Rate/Volume Analysis

The following table indicates the changes in interest income and interest expense that are attributable to changes in average volume and average rates, in comparison with the same period in the preceding year on a fully taxable equivalent basis.  The change in interest due to the combined rate-volume variance has been allocated entirely to the change in rate.

	Three Months Ended March 31, 2013 compared to 2012
	Increase (decrease) Due to		Net increase
(dollars in thousands)	Volume	Rate	(decrease)
Interest income
Interest-earning assets:
Interest-bearing deposits in other banks	$4	$(1)	$3
Investment securities:
Taxable	(16)	(42)	(58)
Tax-exempt	(29)	(13)	(42)
Loans	246	(347)	(101)
Total interest income	205	(403)	(198)

Interest expense
Interest-bearing liabilities:
Money market accounts	14	(26)	(12)
Certificates of deposit $100,000 or more	26	(36)	(10)
Certificates of deposit less than $100,000	(24)	(28)	(52)
Short-term borrowings	—	(3)	(3)
Long-term borrowings	—	(1)	(1)
Junior subordinated debentures	—	(5)	(5)
Total interest expense	16	(99)	(83)
Net interest income	$189	$(304)	$(115)

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

Three Months Ended March 31, 2013 and 2012

Net interest income (on a taxable-equivalent basis) was $2.69 million in 2013 and $2.80 million in 2012.  The change in net interest income was primarily driven by lower yields earned on the loan portfolio, which was partially offset by lower rates paid on certificates of deposit and money market accounts, along with a slightly higher volume of loans, but at lower rates.  Average earning assets increased by $18.88 million, or 6.78%, since March 31, 2012.  The yield on earning assets in 2013 decreased by 53 basis points to 4.28% from 4.81% in 2012.  The decrease of 18 basis points in the rate paid on interest-bearing liabilities primarily is the result of the lower rates paid on certificates of deposit and money market accounts.  The Company’s net interest margin was 3.66% and 4.03%, and the net interest spread was 3.51% and 3.85%, for the three-month periods ended March 31, 2013 and 2012, respectively.

Interest expense decreased 15.51% from $535 thousand in 2012 to $452 thousand in 2013, due to the reduced rates paid on interest-bearing liabilities, which decreased to 0.77% in 2013 from 0.95% in 2012 primarily as a result in declines in rates on certificates of deposit and money market accounts.  The net interest margin is not expected to improve substantially through the re-pricing of the certificates of deposit portfolio since the majority are priced at current market interest rates.

Noninterest Income

Noninterest income was $249 thousand and $202 thousand for the three months ended March 31, 2013 and 2012, respectively.  There was a $28 thousand gain on sale of foreclosed properties in 2013 and no gain in 2012.  The Company purchased $4.50 million and $3.00 million in bank owned life insurance in May 2011 and September 2012, respectively, which has generated $63 thousand and $40 thousand of income for the three months ended March 31, 2013 and 2012, respectively.

Noninterest Expense

Noninterest expense amounted to $2.23 million and $2.35 million for the three months ended March 31, 2013 and 2012, respectively.  The primary decrease in noninterest expense for the three months in 2013 compared to 2012 relates to a decrease in the provision for foreclosed properties of $100 thousand recognized in 2012 while no provision was necessary in 2013.

Income Taxes

During the three months ended March 31, 2013 and 2012, the Company incurred an income tax expense of $164 thousand and $138 thousand, respectively.  The effective tax rates for the three months in 2013 and 2012 were 25.47% and 27.17%, respectively.  The increase in income tax expense in 2013 is due to the higher level of pre-tax income.

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

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities.  Managing to mitigate interest rate risk is, however, not an exact science.  Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same.  Similarly, NOW and money market accounts, by contract, may be withdrawn in their entirety upon demand and savings deposits may be withdrawn on seven days notice.  While these contracts are extremely short, it is the Company’s belief that these accounts turn over at the rate of five percent (5%) per year. The Company therefore treats them as having maturities staggered over all periods.  If all of the Company’s NOW, money market, and savings accounts were treated as repricing in one year or less, the cumulative gap at one year or less would be $(84.08) million.

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

The table below, “Interest Rate Sensitivity Gap Analysis,” summarizes, as of March 31, 2013, the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities, the Company’s interest rate sensitivity gap (interest-earning assets less interest-bearing liabilities), the Company’s cumulative interest rate sensitivity gap, and the Company’s cumulative interest sensitivity gap ratio (cumulative interest rate sensitivity gap divided by total assets).  A negative gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets.  During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings.  The converse would be true for a positive gap position.  Therefore, a positive gap for any time period means that more interest-earning assets will reprice or mature during that time period than interest-bearing liabilities.  During periods of rising interest rates, a positive gap position would generally increase earnings, and during periods of declining interest rates, a positive gap position would generally decrease earnings.

It is important to note that the following table represents the static gap position for interest sensitive assets and liabilities at March 31, 2013.  The table does not give effect to prepayments or extensions of loans as a result of changes in general market interest rates.  Moreover, while the table does indicate the opportunities to reprice assets and liabilities within certain time frames, it does not account for timing differences that occur during periods of repricing.  For example, changes to deposit rates tend to lag in a rising rate environment and lead in a falling rate environment, although this will not always be the case.  Nor does it account for the effects of competition on pricing of deposits and loans.  For example, under current market conditions, market rates paid on deposits may not be able to adjust by the full amount of downward adjustments in the federal funds target rate, while rates on loans will tend to adjust by the full amount, subject to certain limitations.  In response to the weak economic climate, the Company has maintained a higher level of liquidity over the past year, mostly in interest-bearing deposits in other banks with the majority being held at the Federal Reserve.

Interest Rate Sensitivity Gap Analysis

March 31, 2013

	Expected Repricing or Maturity Date
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets
Federal Funds Sold	$25	$—	$—	$—	$25
Interest-bearing deposits in other banks	37,933	—	—	—	37,933
Investment securities(1)	—	5,492	7,657	18,645	31,794
Loans	64,471	51,409	75,743	39,037	230,660
Total interest-earning assets	102,429	56,901	83,400	57,682	300,412

Liabilities
Savings and NOW accounts	1,378	2,756	2,756	20,672	27,562
Money Market accounts	448	896	896	87,723	89,963
Certificates of deposit	50,095	33,400	11,428	10	94,933
Brokered Deposits	10,000	—			10,000
Short-term borrowings	2,700	—	—	—	2,700
Long-term borrowings	—	10,000	—	—	10,000
Junior subordinated debentures	6,186	—	—	—	6,186
Total interest-bearing liabilities	70,807	47,052	15,080	108,405	241,344
Interest rate sensitivity gap	$31,622	$9,849	$68,320	$(50,723)	$59,068
Cumulative interest rate sensitivity gap	$31,622	$41,471	$109,791	$59,068
Cumulative gap ratio as a percentage of total assets	9.78%	12.82%	33.94%	18.26%

(1) Excludes equity securities.

In addition to the Interest Rate Sensitivity Gap Analysis, the Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios.  The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities projected for a one-year period.  The model is then subjected to a “shock test” assuming a sudden prime interest rate increase of 100, 200, 300 and 400 basis points or a decrease for the same amounts, but not below zero.  The results show that with a rise in the prime interest rate the Company’s net interest income would decrease by 3.53%, 5.70%, 7.23% and 8.77% for 100, 200, 300 and 400 basis points, respectively.  A decrease in the prime interest rate of 100 basis points or more was not considered to be feasible since this would infer that the federal funds interest rate would fall below zero.

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

Critical Accounting Policy:

Allowance for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level.  The Company’s provision for loan losses for the three months ended March 31, 2012 was $65 thousand, but no provision was required for the same period in 2013.  The provision for loan losses is determined based upon Management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the Company’s loan portfolio.  At March 31, 2013 and December 31, 2012, the allowance for loan losses was $3.57 million for both dates.  The change in the allowance from December 31, 2012 reflects the deduction of net charge-offs of $6 thousand, consisting of $48 thousand in charge-offs and $42 thousand in recoveries, as compared to a provision of $65 thousand plus recoveries of $5 thousand in the same period of 2012.  The $48 thousand of charge-offs in 2013 is a result of one (1) commercial real estate relationship, as compared to no charge-offs for the same period in 2012.

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

Management believes that the allowance for loan losses is adequate at March 31, 2013.  There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying Management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

As of March 31, 2013 and December 31, 2012, the real estate loan portfolio constituted 85% of the total loan portfolio for both periods.  While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Additionally, the loan portfolio does not include concentrations of credit risk in residential loan products that permit the deferral of principal payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; or loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.  However, the Company does have interest only home equity lines of credit with outstanding balances of $11.67 million of at March 31, 2013.

	Three Months Ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Average total loans outstanding during period	$230,092	$212,753
Balance at beginning of period	$3,216	$3,216
Recoveries — construction and land development	—	—
Recoveries — residential real estate	—	—
Recoveries — commercial and industrial	42	5
Recoveries — consumer	—	—
Total recoveries	42	5
Charge-offs — construction and land development	—	—
Charge-offs — commercial real estate	(48)	—
Charge-offs — residential real estate	—	—
Charge-offs — commercial and industrial	—	—
Charge-offs — consumer	—	—
Total charge-offs	(48)	—
Net (charge-offs) recoveries	(6)	5
Provision charged to operating expenses	—	65
Balance at end of period	$3,565	$3,286
Ratios of net charge-offs to average loans	0.00%	0.00%

The allocation of the allowance, presented in the following table, is based primarily on the factors discussed above in evaluating the adequacy of the allowance as a whole.  Since all of those factors are subject to change, the allocation is not necessarily indicative of the category of recognized loan losses, and does not restrict the use of the allowance to absorb losses in any category.

Allocation of Allowance for Loan Losses	March 31,	December 31,
(dollars in thousands)	2013	% of Loans	2012	% of Loans
Construction and land development	$464	9%	$348	8%
Real estate - mortgage loans:
Commercial real estate	1,746	58%	2,060	60%
Residential real estate	677	18%	468	18%
Total mortgage loans	2,423	76%	2,528	78%
Commercial and industrial	663	14%	680	13%
Consumer	15	1%	15	1%
	$3,565	100%	$3,571	100%

Information concerning the Company’s nonperforming assets is as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012
Nonperforming assets:
Nonaccrual loans:
Construction and land development	$842	$689
Commercial real estate	2,767	2788
Residential real estate	305	262
Commercial and industrial	—	47
Consumer	37	39
Total nonaccrual loans	3,951	3,825
Accruing troubled debt restructurings:
Construction and land development	—	257
Commercial real estate	256	1,057
Residential real estate	1,050	769
Commercial and industrial	720	—
Consumer	18	13
Total accruing troubled debt restructurings	2,044	2,096
Total nonperforming loans	5,995	5,921
Foreclosed properties:
Foreclosed properties — commercial real estate	2,048	2,048
Total foreclosed properties	2,048	2,048
Total nonperforming assets	$8,043	$7,969
Nonperforming assets to total assets	2.51%	2.53%

There were no other interest-bearing assets at March 31, 2013 or December 31, 2012 classified as past due 90 days or more and still accruing, problem assets, and no non-impaired loans which were currently performing in accordance with their terms, but as to which information known to Management caused it to have serious doubts about the ability of the borrower to comply with the loan as currently written.

Information concerning the Company’s recorded investment in impaired loans is as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012
Impaired loans with no allowance:
Construction and land development	$790	$1,452
Commercial real estate	6,421	7,039
Residential real estate	153	1,619
Commercial and industrial	604	1,259
Consumer	12	52
Total impaired loans with no allowance	$7,980	$11,421

Impaired loans with allowance:
Construction and land development	$1,595	$788
Commercial real estate	1,355	1,116
Residential real estate	1,386	186
Commercial and industrial	116	—
Consumer	43	—
Total impaired loans with allowance	$4,495	$2,090
Specific allocation of allowance	$791	$235

	March 31,	December 31,
(dollars in thousands)	2013	2012
Impaired performing loans:
Construction and land development	$1,543	$1,551
Commercial real estate	4,753	5,110
Residential real estate	184	486
Commercial and industrial	—	443
Troubled debt restructurings:
Commercial real estate	256	257
Residential real estate	1,050	1,057
Commercial and industrial	720	769
Consumer	18	13
Total impaired performing loans	$8,524	$9,686

Impaired nonperforming loans (nonaccrual):
Construction and land development	$810	$657
Commercial real estate	684	909
Residential real estate	305	262
Consumer	37	39
Troubled debt restructurings:
Construction and land development	32	32
Commercial real estate	2,083	1,879
Commercial and industrial	—	47
Total impaired nonperforming loans	$3,951	$3,825
Total impaired loans	$12,475	$13,511

At March 31, 2013, there were $7.98 million of impaired loans with no specific reserves that consisted of three (3) construction and land development loan relationships in the aggregate amount to $790 thousand, seven (7) commercial real estate loan relationships in the aggregate amount of $6.42 million, four (4) residential real estate loan relationships in the aggregate amount of $153 thousand, one (1) commercial and industrial loan relationship totaling $604 thousand and one (1) consumer loan for $12 thousand.  By comparison at December 31, 2012 there were $11.42 million of impaired loans which required no specific reserves consisting of four (4) construction and land development loans in the aggregate amount to $1.45 million, fourteen (14) commercial real estate loans in the aggregate amount of $7.04 million, nine (9) residential real estate loans in the aggregate amount of $1.62 million, three (3) commercial and industrial loans totaling $1.26 million and two (2) consumer loans in the aggregate amount of $52 thousand.  In addition at March 31, 2013, there were $4.50 million of impaired loans which required specific reserves, totaling $791 thousand, that consisted of three (3) construction and land development loan  relationships in the aggregate amount of $1.59 million, three (3) commercial real estate loan relationships in the aggregate amount of $1.36 million, five (5) residential real estate loans aggregating

$1.37 million, one (1) commercial and industrial loan relationship in the amount  of $116 thousand and two (2) consumer loan relationships in the aggregate amount of $43 thousand, compared to $2.09 million of impaired loans which required specific reserves totaling $235 thousand, that consisted of one (1) construction and land development loan in the amount of $787 thousand, five (5) commercial real estate loans in the aggregate amount of $1.11 million and one (1) residential real estate loan for $186 thousand at December 31, 2012.  All of the impaired loan relationships discussed are in different types of businesses.

There are no loans that had a specific allowance as of December 31, 2012 that are still in the Company’s loan portfolio as of March 31, 2013 where the specific allowance has been reduced or eliminated.

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

Troubled debt restructured loans, which are included in the total of impaired loans, amounted to $4.16 million as of March 31, 2013.  These included loans converted to interest only periods for six to twelve months in the amount of $1.68 million, reduced interest rates on loans in the amount of $888 thousand, and loans that have been re-amortized in the amount of $1.60 million.  These loans have specific reserves of $172 thousand based on the collateral value.

As noted above the Company does not have a formal modification program and it does not have any loans as of March 31, 2013 that had been modified and then subsequently re-defaulted in 2013.

Loans classified as non-performing are nonaccrual loans and loans 90 days or more past due.  The Company has no loans that are 90 days or more past due that is still in an accruing status. If a loan has been modified and it is current as to principal and interest for a period of at least six months then it is classified as a performing loan, otherwise it is considered to be a non-performing loan.

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

The Company has recorded partial charge-offs of $163 thousand in prior years and none in 2013 on loans that are still in the loan portfolio as of March 31, 2013.

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

Commitments to extend credit and standby letters of credit were as follows:

March 31,
2013
(dollars in thousands)	Contractual Amount
Financial instruments whose notional or contract amounts represent credit risk:
Commitments to extend credit	$30,929
Standby letters of credit	2,306
Total	$33,235

See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Company’s long-term lease obligations.

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below.  To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments.  There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.  On December 15, 2006, the Company completed the issuance of $6.00 million of trust preferred securities that can be recognized as capital for regulatory purposes.  The interest rate on the trust preferred securities and underlying subordinated debentures was a fixed rate of 6.5375% through December 15, 2011, and is adjusted quarterly to 163 basis points over three-month LIBOR.  On March 15, 2013, the most recent interest reset date, the interest rate was adjusted to 1.91010% for the period ending June 15, 2013. The Company has an unsecured revolving line of credit borrowing arrangement with an unaffiliated financial institution in the amount of $4.00 million with no outstanding balance as of March 31, 2013 or December 31, 2012.  This facility matures on July 22, 2013, has a floating interest rate equal to the Wall Street Journal prime rate, subject to a minimum rate of 3.75%, and requires monthly interest payments only.  The purpose of this facility is to provide capital to the Bank, as needed.  The Company also has an unsecured borrowing arrangement with an unaffiliated third party in the amount of $2.7 million as of March 31, 2013.  This facility matures on July 12, 2013, at a fixed rate of 2.50%, and requires quarterly interest payments only. The Company expects to have these credit facilities renewed, but there can be no assurance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes that the Bank met all capital adequacy requirements to which it is subject as of March 31, 2013 and that the Company would meet such requirements if applicable.  See Note 10 to the consolidated financial statements for a table depicting compliance with regulatory capital requirements.

As of March 31, 2013, the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table in Note 10.  There are no conditions or events since that notification which management believes have changed the Bank’s category.

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

On June 25, 2012, the Company authorized the repurchase of up to 300,000 shares of its common stock, for an aggregate expenditure of not more than $5.0 million, through March 31, 2017, or earlier termination of the program by the Board of Directors.  Repurchases, if any, by the Company pursuant to this authorization are expected to enable the Company to repurchase its shares at an attractive price, and to provide a source of liquidity for the Company’s shares.  As of March 31, 2013, there have been no shares repurchased by the Company under this authorization.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk, Liquidity and Interest Rate Sensitivity” at Page 26.

Item 4.         Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.  Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Sales of Unregistered Securities.  None

(b)         Use of Proceeds.      Not Applicable.

(c)          Registrant Purchases of Securities

The following table provides information on the Company’s purchases of its common stock during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2013	0	N/A	0	0
February 1-28, 2013	0	N/A	0	0
March 1-31, 2013	0	N/A	0	300,000	(2)

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

10(a)       2001 Stock Option Plan(4)

10(b)       Employment Agreement between the Bank and Martin S. Lapera(5)

10(c)        Employment Agreement between the Bank and William R. Talley, Jr. (6)

10(d)       Amendment No. 1 to Employment Agreement for Martin S. Lapera(7)

10(e)        Amendment No. 1 to Employment Agreement for William R. Talley, Jr. (8)

10(f)         Amendment No. 2 to Employment Agreement for Martin S. Lapera(9)

10(g)        Amendment No. 2 to Employment Agreement for William R. Talley, Jr. (10)

10(h)       2002 Executive and Director Deferred Compensation Plan, as amended(11)

10(i)           Amendment No. 1 to the 2002 Executive and Director Deferred Compensation Plan(11)

10(j)          Promissory Note with Atlantic Central Bankers Bank (12)

10(k)       Amendment to Loan Documents(13)

10(l)           2011 Stock Incentive Plan(14)

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

31(a)       Certification of Martin S. Lapera, President and Chief Executive Officer

31(b)       Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

32(a)       Certification of Martin S. Lapera, President and Chief Executive Officer

32(b)       Certification of William R. Talley, Jr., Executive Vice President and Chief Financial Officer

101                Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements

(1)              Incorporated by reference to Exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission.

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

(4)              Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-111761).

(5)              Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2009.

(6)              Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2009.

(7)              Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2013.

(8)              Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 26, 2013.

(9)              Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2013.

(10)       Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 26, 2013.

(11)       Incorporated by reference to Exhibits 10(f) and 10(g) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

(12)       Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

(13)       Incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission.

(14)       Incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREDERICK COUNTY BANCORP, INC.

Date: May 7, 2013	By:	/s/ Martin S. Lapera
Martin S. Lapera
President and Chief Executive Officer

Date: May 7, 2013	By:	/s/ William R. Talley, Jr.
William R. Talley, Jr.
Executive Vice President, Chief Financial Officer and Chief Operating Officer